Form 10KSB
period 1997-12-31
IXION BIOTECHNOLOGY INC
filed 1998-03-31
CIK 943403

=======================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                    -----------

                                   FORM 10-KSB

(Mark One) [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to _____


                        Commission file number 333-34765



                            IXION BIOTECHNOLOGY, INC.
              (Exact Name of Small Business Issuer in Its Charter)



        DELAWARE                                           59-3174033
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                12085 RESEARCH DRIVE
                     ALACHUA, FL                            32615
         (Address of Principal Executive Offices)         (Zip Code)

                                  904-418-1428
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

     The issuer's revenue for the most recent fiscal year, ending December 31, 1997, was $221,452.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 1998, was approximately $8,400,000 based on the most recent sales of newly-issued common equity. There is no public market for the issuer's common stock.

     The number of shares of the Company's common stock, par value $.01 per share, outstanding as of March 27, 1998, was 2,471,744..

                      DOCUMENTS INCORPORATED BY REFERENCE:

     DOCUMENT                                    PART INTO WHICH INCORPORATED
     --------                                    ----------------------------
The Proxy Statement to be used in connection            Part III
with the annual meeting of stockholders to be held June 12, 1998 (the "Proxy Statement"), to be filed with the Commission prior to April 30, 1998, pursuant to Rule 14a-101, Schedule 14A of the Exchange Act.

PART I

Item 1.  Description of Business.

                                    Business

                                   The Company

         Ixion Biotechnology, Inc. ("Ixion" or the "Company"), was organized as a Delaware corporation in 1993. It is a development stage, discovery research biotechnology company, with several product candidates in development. The Company is the holder of world-wide exclusive licenses to patents and pending patents in two key areas: diabetes and oxalate-related disorders. Ixion has executive offices and development laboratories at the Biotechnology Development Institute, a small business incubator operated by the Biotechnology Program at the University of Florida.

         Ixion is developing diabetes products based on its Islet Progenitor/Stem Cell ("IPSC") technology, including a proprietary line of in vitro (in test tube) islet stem cells for use in islet transplantation therapy. This development program is aimed at optimizing the growth of functioning islets or islet progenitors in vitro from IPSCs which Ixion has established in cell cultures. The transplantation of islets is the only known potential cure for Type I diabetes. The Company believes that successful islet transplantation therapy will provide better management of diabetes than conventional treatment with insulin and other metabolic regulators. Conventional treatment can result in hyper- and hypo-glycemic episodes which are a major cause of diabetic complications. Ixion's technology is intended to ameliorate this condition by implanting functional islets into the body in order to materially improve control of blood glucose levels.

         In addition to developing its cell transplantation therapy, Ixion has an ongoing discovery program to identify and characterize IPSCs as well as novel growth factors associated with them. The goal of this program is to discover factors important in islet cell differentiation and to identify stem cell markers to which the Company hopes to produce antibodies useful in stem cell isolation. All of the Company's potential diabetes products are in the discovery research stage.

         Diabetes is a chronic, complex metabolic disease. Type I (often referred to as Insulin Dependent Diabetes or IDD) is characterized by an inability to produce insulin due to the destruction of the insulin-producing cells of the pancreatic islets of Langerhans. Type I diabetes also leads to many serious conditions ranging from death from diabetic coma or insulin shock, to end stage renal disease, blindness, amputations, nerve damage, and cardiovascular and periodontal disease. Over 16 million people in the United States have diabetes, of whom five to ten percent (or about 800,000 patients) have Type I, the most severe form of the disease, and must take insulin. An additional one and one-half million Type II patients also take insulin. Annual expenditures on all forms of diabetes are over $100 billion.

         The Company is also developing products based on its oxalate technology for the diagnosis and treatment of oxalate-related diseases. The Company's oxalate technology is based on genes from the non-pathogenic anaerobic intestinal bacteria, Oxalobacter formigenes, which produce enzymes responsible for oxalate degradation in healthy people. Inadequate colonies of O. formigenes result in reduced ability to degrade oxalate. Excess oxalate from dietary and metabolic sources plays a role in a variety of disorders including kidney stones, hyperoxaluria, cardiomyopathy, cardiac conductance disorders, cystic fibrosis, Crohn's disease, renal failure and toxic death, and, possibly, vulvodynia

         There are approximately one million kidney stone incidents annually in the United States. Annual expenditures on kidney stones exceed $1.8 billion. There are approximately 25,000 cystic fibrosis patients in the United States; these patients are at materially increased risk of kidney stones as a result of excess oxalate. There are from 5,000 to 16,000 new cases of Inflammatory Bowel Disease annually, resulting in 100,000 hospitalizations, 60% from Crohn's Disease which is associated with enteric hyperoxaluria. Vulvodynia, a chronic multifactorial disorder, believed to be in some degree oxalate-related, results in painful and debilitating symptoms affecting the tissue surrounding the vagina and urethra. There are no population studies of the incidence or prevalence of vulvodynia, but estimates range as high as 150,000 to 200,000 U.S. women with this condition. Very few effective treatments, if any, exist for these disorders.

         The most developed products in Ixion's development pipeline area diagnostic and a therapy for the management of oxalate-related disorders.

         The diagnostic component of the Company's oxalate-related disease management product is a DNA-based molecular diagnostic test for the rapid and sensitive detection of human O. formigenes (the "Ixion Oxalobacter formigenes Monitor"). The current tests for O. formigenes are laborious, time consuming, and unreliable, and are limited by (1) the difficulties of anaerobic culture methods, (2) the inability to standardize and accurately quantitate the presence of the bacteria, and (3) the fact that the tests cannot be automated. In addition, the current tests are not sensitive and are poorly suited to a clinical setting. The Ixion Oxalobacter formigenes Monitor, on the other hand, can accurately and reliably detect very small numbers of O. formigenes, is quantitative, and is capable of automation.

         The therapeutic component of the Company's oxalate-related disease management product is an orally administered pill consisting of a recombinant form of two enzymes normally found in O. formigenes and responsible for oxalate degradation ("IxC1-62/47"). The Company believes that the administration of IxC1-62/47 will greatly diminish the recurrence of calcium oxalate kidney stones and will have positive therapeutic effects on other oxalate-related disorders.

         The Company intends to file an Investigational New Drug application for its IxC1-62/47 enzyme therapy for oxalate-related diseases and a 510(k) submission for premarket clearance for the Ixion Oxalobacter formigenes Monitor, with the Food and Drug Administration, during 1998. See -"Government Regulation."

         Ixion is in the development stage, has earned only limited revenues, the majority of which have been research and development payments, and has incurred accumulated deficits of $1,979,359 from its inception through December 31, 1997. During the last two fiscal years, the Company has spent $946,761 on research and development.

Industry Description and Outlook

         In 1997, the U.S. biotechnology industry was composed of approximately 1,300 companies, public and private. The public market for biotechnology financing was restrained during 1997 with the industry raising about $2.5 billion compared to $4.9 billion in 1996. Total financings (excluding milestone payments and equity purchases by corporate partners) amounted to $5.8 billion. The biotechnology industry is part of the broader health care industry in the United States, which accounts for approximately 14% of the country's gross domestic product, or approximately $1 trillion.

         Diabetes. Diabetes is the world's most common metabolic disease. In 1995, there were over 16 million diabetics in the United States. There are 21 million diabetics in Europe and as many as 100 million worldwide. Type I patients compose from 5% to 10% of the total number of diabetics in the U.S., or approximately 800,000 patients. An additional 1.5 million Type II diabetics also take insulin. There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are Type I diabetics. Approximately 25 percent of the new Type II patients (or approximately 110,000) will also take insulin.

         In 1995, diabetes accounted for over 10% of total U.S. health care expenditures, or approximately $100 billion. In 1992, the American Diabetes Association estimated that another $47 billion was spent in indirect costs, such as lost wages. Other sources have estimated that indirect costs may actually exceed the direct costs. Complications of the disease include amputations of toes and feet, blindness, ulcers, nerve damage and cardiovascular, periodontal, and kidney disease. Approximately 30% to 40% of people with Type I diabetes will develop diabetic nephropathy leading to kidney dialysis and renal transplants. Overall, diabetes is the fourth leading cause of death in the U.S.

         Current therapies, including insulin shots, amylin therapy, or oral hypoglycemic medication modulate blood glucose, but cannot consistently maintain the diabetic's blood glucose at normal levels. The Diabetes Control and Complications trial, a nine-year NIH study, demonstrated that maintaining blood glucose at normal levels reduces by approximately 60% the risk of development and progression of diabetes complications. However, there is no therapy that supplies insulin in response to changes in blood glucose with the speed and precision of functioning islets. The Company believes that approximately 500,000 insulin dependent diabetics are candidates for islet transplantation and that successful transplantation of islets capable of providing constant glucose control will ameliorate the complications of the disease. While islet transplantation is the only known potential cure for Type I diabetes, transplant therapy is an early stage procedure and results, as is common for early stage procedures, for the adult islet transplants performed to date have been disappointing. Although there can be no assurance, the Company believes that the success rate of transplant therapy will improve over time.

         Oxalate-related Diseases. Excess oxalate appears to be a factor in diseases like calcium-oxalate kidney stones, primary hyperoxaluria, and possibly vulvodynia. It is also a complication in a variety of other conditions, including various lipid malabsorption disorders (including Inflammatory Bowel Disease, Crohn's disease, cycstic fibrosis, and jujuno-ileal bypasses) and cardiomyopathy, cardiac conductance disorders, and renal failure and toxic death.

         Kidney stones. Kidney stones are a major health care problem in the United States, and a worse one in other parts of the world. Nearly one in every 1000 residents in the United States has been hospitalized for stones, and autopsies have revealed that one in every 100 persons have observable stone formation in their kidneys. Between seven and ten of every 1000 hospital admissions in the United States are for kidney stones; this is approximately 248,000 hospital admissions annually. There are approximately one million kidney stone incidents annually, the seventh leading cause of physician visits. Nationwide, approximately 12% of the U.S. population will develop stones in their lifetimes, but stones are particularly common in the region from Virginia to New Mexico, commonly referred to as the "stone belt." In other parts of the world, particularly the Middle-East, Asia, and India, kidney stones are an even worse problem since hot climates seem to favor stone formation.

         If a stone cannot be passed, it is surgically removed or shattered by extracorporeal shock-wave lithotripsy. Both treatments are expensive, with the average lithotripsy costing $4,617 and surgery costing $8,308 (including the hospital stay). Approximately 30% of patients with kidney stones are hospitalized, the remainder pass the stone at home, which, while not particularly expensive, is exceedingly painful. Based on 1993 data, the total annual cost of kidney stones in the United States was conservatively estimated at $1.83 billion annually.

         Unfortunately, kidney stones usually recur; although for most patients, the time between episodes can be years. The majority of kidney stones are made of oxalate, which is an end product of metabolism in the body, and an important component of a typical diet. The intestinal oxalate degrading bacteria, Oxalobacter formigenes, plays an important role in oxalate control, both by regulating intestinal absorption of dietary oxalate and also its secretion into intestinal lumen from the blood by maintaining a transepithelial gradient. Indeed, recent research indicates an increased risk of kidney stones, particularly recurrent kidney stones, in patient populations with significantly decreased intestinal colonization by O. formigenes. Thus the Company believes it is clinically important to screen and treat patients with calcium-oxalate kidney stones for the absence of the bacterium.

         Inflammatory Bowel Disease, Crohn's Disease, and Cystic Fibrosis. Inflammatory Bowel Disease ("IBD") is a general term which covers two primary chronic disorders that cause inflammation or ulceration in the small and large intestine: Crohn's disease and ulcerative colitis. The cause of IBD is unknown, with many theories, none proven. Many persons with IBD and Crohn's disease are also hyperoxaluric, suggesting that excess oxalate may be a complicating factor, or may lead to increased risk of kidney stones. In 1987, the latest data available, the number of new cases of IBD in the United States annually ranged from two to six per 100,000 of population. There are about 100,000 IBD hospitalizations annually, approximately 64% for Crohn's disease. Patients with cystic fibrosis, appear to be at materially increased risk of kidney stones as a result of excess oxalate. There are about 25,000 cystic fibrosis patients in the United States.

         Vulvodynia. Vulvar vestibulitis syndrome ("vulvodynia") is a complex, multifactorial disorder with painful and debilitating symptoms affecting the tissue surrounding the vagina and urethra, including intense burning, itching, and inflammation. In chronic cases it is very disruptive of a person's life. Recognition of this condition as a significant, physiological syndrome appeared in medical journals only a decade ago. There are no population studies of the incidence or prevalence of vulvodynia although the condition may affect from 150,000 to 200,000 American women. Because the cause is often unknown, treatments have been aimed at symptoms and include xylocaine, acupuncture, hypnotherapy, interferon injections, and, as a last resort in chronic cases, surgery. Recent research suggests that vulvodynia is associated with oxalate, with some investigators reporting significant improvement following control of dietary oxalate.

         Other Oxalate-Related Markets. Two additional products which could make use of Ixion's oxalate technology include improved kidney dialysis devices and an improved urological catheter. As of 1996, there were approximately 287,000 U.S. hemodialysis patients and approximately 300,000 more in Europe and Japan. The use of the Ixion oxalate technology could significantly reduce the time that patients spend in dialysis by increasing the efficiency of oxalate removal during the process.

         The world market for urological drains (catheters) was $675 million in 1995. Catheters often foster infection and account for the leading side effect of an invasive hospital procedure. One major cause of catheter infection is the build-up of oxalate crystals on the catheter. The Ixion oxalate technology would allow an improved catheter which would inhibit or dissolve encrusted oxalate crystals, thus reducing the potential for infection.

 Business Strategy

         The Company intends to market its initial diagnostic products, while working with strategic partners to take its planned therapeutic products through clinical trials into the market.

         Basic Research. Ixion has used and intends to continue to use cooperative research and development agreements with the University of Florida for basic discovery research. The University of Florida is the tenth largest university in the nation and is the largest research institution in the Southeast. In 1995, it ranked ninth in the United States in gross royalties received from patent licenses, and sixteenth in the United States in the number of U.S. patents obtained.

         Technology Evaluation and Development. The Company plans to use its affiliation with the University of Florida Biotechnology Program to seek out, evaluate, license, and develop cutting-edge university based biotechnology. The Company's scientific and business team will review early stage academic
inventions,   identify  discoveries  which  are  scientifically  innovative  and commercially promising, obtain licenses from the University, and develop the discoveries to add value by confirming the initial observations. Discoveries that support the Company's core technologies will be retained for further development; the remainder will be licensed-out to generate immediate royalty revenue.

         The Company's relationship with the scientists at the University of Florida is based upon personal relationships between Ixion's management and University of Florida members of the Company's Scientific Advisory Board, on the one hand, and other members of the University of Florida faculty on the other. These relationships are facilitated by the Company's location at the University of Florida's research park and by the business consulting provided by Ixion management to University faculty at no cost, by arrangement with the Biotechnology Program. The Company has no formal agreement providing general access to rights to University research, nor to advance notice of disclosures by University researchers.

         The University's faculty has only recently begun to engage in commercial collaborations in significant numbers, thus many promising commercial discoveries have not been exploited, for example, the Company recently licensed an anti-microbial patent from two members of the University of Florida faculty. See "Business-Licensed Technology." In addition, academic intellectual property is often embryonic and, therefore, too risky, expensive, and time consuming for large pharmaceutical and biotechnology companies to acquire and develop. Ixion, on the other hand, is in a position to perform "applied basic" research inexpensively, either in its labs or through cooperative research agreements, in order to add value to the technology such that it is of greater interest to commercial licensees. By increasing the maturity stage of the technology, Ixion hopes to capture an enhanced return upon licensing-out for royalty and milestone payments. See Figure 1, below.



                                             Discovery supports core technology.
                                            /  Ixion develops product.
                                           /

                                          /
                                         /
University-Discovered           Ixion   /    Substantial commercial potential,
  Very Early Stage    --------Evaluation-----    but not  within core focus.
    Technology                          \      Ixion develops technology,
                                         \       then licenses out.
                                          \
                                           \
                                            \
                                             Discovery lacks  commercial
                                                 promise or no Ixion
                                                 capability for further
                                                 development.
                                               Ixion declines license.


                Figure 1 - Ixion Technology Opportunity Strategy

         Ixion intends to continue to develop collaborative arrangements with leading researchers at the University of Florida and at other research institutions in its core oxalate and diabetes areas to diversify and strengthen its intellectual property estate and to establish its reputation and credibility in the scientific and medical communities.

         Collaborative Product Development and Marketing with Established Companies. Ixion plans to develop products in collaboration with other companies. Collaborative agreements may call for Ixion's collaborative partners to provide research funds as well as clinical and other support during product development, although Ixion may develop and test ideas independently before entering into a collaborative agreement. The Company contemplates that its partners will provide an established and trained marketing and sales force, as well as GMP manufacturing experience, clinical trial expertise, support for patent prosecution, and other capabilities.

         Independent Product Development. The quality of Ixion's scientific team also permits independent product development. Independently developed products will provide the Company with the flexibility either to market the product directly or enter into agreements with pharmaceutical partners on terms more favorable to the Company. While independent product development is riskier than collaborative development, the Company may be able to retain a higher proportion of any eventual product revenue stream. The Ixion Oxalobacter formigenes Monitor is an example of independent product development.

         Contract Clinical Trial and Manufacturing Services. Initially, the Company has elected to retain contract vendors to support clinical studies and product development. Moreover, it will not initially construct its own good manufacturing practices ("GMP") manufacturing facilities. By contracting with a qualified manufacturing company, Ixion will be able to obtain immediate access to the necessary GMP and regulatory skill base at low entry costs. The Company thus expects to minimize the time to market, maintain control over development candidates, and reduce its financial risk when product risk is the greatest.

Product Development

         The Company's first target products for diabetes will be a population of cultured islet or pancreatic cells for use in diabetes treatment, and its first target products for oxalate-related diseases will be the Ixion Oxalobacter formigenes Monitor and the IxC1-62/47 enzymatic treatment for oxalate-related conditions. The Company also plans other products that will detect and measure the presence of oxalate in urine or blood. Certain of these products may be suitable for use in research applications and, subject to certain limitations, would not require FDA approval prior to use in that context. (See "Business-Government Regulation," below.)

         Genetics Institute Sponsored Research Agreement. In connection with its potential diabetes products, in June 1996, the Company entered into a sponsored research agreement with Genetics Institute, Inc. ("GI"), a leading
biopharmaceutical   firm.  The  sponsored  research  agreement  related  to  the
Company's IPSC technology and granted GI an option to a right of first negotiation for an exclusive world-wide license to the Company's IPSC technology and any improvements or developments relating to IPSC technology which arise during the term of the agreement. This agreement expired in 1997, and GI did not exercise its option.

         Descriptions of Planned Diabetes Products. Ixion intends to develop products to enhance research into the disease of diabetes, as well as therapeutic approaches where Ixion's proprietary technology offers unique solutions.

         Islet transplantation to reverse diabetes or reduce insulin dependency has been limited by, among other things, immunological attack resulting in rapid rejection of transplanted tissue. In addition to the immunologic difficulties, there are significant shortages of human islets suitable for transplant or research, with only 4,000 or fewer pancreases available for transplant annually. Xenotransplants using porcine islets face additional difficulties, such as the possibility of cross-species viruses. To date, efforts to propagate commercial quantities of human islets in vitro (in the test tube) from either fetal or adult tissue have had minimal success. The Company believes that a source of reproducible islet cells would significantly improve the speed and results of research into transplanted islets.

         Ixion's IPSC technology permits the successful growth of in vitro pancreatic-derived, pluripotent (e.g., able to differentiate) islet-producing cells from mice. When mouse cells were implanted into clinically prediabetic mice, the implanted mice were successfully weaned from insulin until they were sacrificed for histological studies. The Company has also been successful in propagating human islet cells from children and adult donors, but has not transplanted such islets at the date of this report.

         The following table summarizes the current status of the Company's IPSC research and development program for diabetes products.

                  Product Development-Diabetes IPSC Technology


        Product          Planned Research Products                Status (1)

                             Indications

Cultured IPSCs      Implantation in vivo of encapsulated          Research
 or Islets          cells for study of protected
                    implantations to reverse diabetes

Genetically         Implantation in vivo without                  Research
 Engineered IPSCs   encapsulation for study of
                    unprotected implantations
                    to reverse diabetes

Islet Growth        Promotion of cell growth                      Research
 Factors            and differentiation of
                    pancreatic explants

Nucleic Acid        Genetic and phenotype analysis                Concept
 Probes


Surface             Analysis of health or disease                 Concept
Antibodies          of biopsy specimens

                    Identification of cells

                    Enrichment of specific cell types

                    Isolation and identification of
                    cells by stage of differentiation

                    Production of knock-out lines of
                    pancreatic cells


                       Planned Clinical Products

Cultured IPSCs      Encapsulated implantation in vivo             Concept
 or Islets          to reverse diabetes

Genetically         Transplantation without                       Concept
 Engineered         encapsulation (or other
 IPSCs              means of immunologic protection) in
                    vivo to reverse diabetes

Islet Growth        Correct disease deficiencies                  Concept
Factors
                    Promote greater efficiency
                    in culturing cells for transplantation

                    Elucidation of diabetes disease process

                    Monitor disease stages


(1) "Concept" includes feasibility, theoretical market, and product design studies based on laboratory or other data. "Research" includes discovery research, development of the product's physical form and specifications, and its initial production. "Preclinical" denotes efficacy, pharmacology, safety, or toxicology studies in animal models.

         Descriptions of Planned Oxalate Products. At the present time, there is no commercial method of rapidly and easily detecting the presence or absence of
O. formigenes in the body or of measuring oxalate levels in a patient's blood. The current tests for O. formigenes are laborious, time consuming, and unreliable, and are limited by (1) the difficulties of anaerobic culture methods, (2) the inability to standardize and accurately quantitate the presence of the bacteria, and (3) the fact that the tests cannot be automated. In addition, the current tests are not sensitive and are poorly suited to a clinical setting.

         The only commercially available tests for levels of oxalate in the human body are currently performed in clinical labs by measuring oxalate concentrations in urine. Available assays for measuring oxalate levels in urine also have major drawbacks: the samples require careful processing to remove inhibitory substances, the tests are complex and cumbersome, and they often fail to provide consistent results. Accordingly, such tests cannot be performed in many hospital labs or in a doctor's office. Ixion's planned oxalate products are designed to address these drawbacks.

         The Ixion Oxalobacter formigenes Monitor. Ixion's oxalate technology consists of cloned, sequenced, and expressed genes encoding the oxalate degrading enzyme and formate degrading enzyme from the intestine dwelling bacteria, Oxalobacter formigenes. Ixion's Dr. Sidhu, in collaboration with Dr. Milton Allison, a member of Ixion's Scientific Advisory Board and the discoverer of O. formigenes, has used these genes to construct a DNA-based molecular diagnostic test (the "Ixion Oxalobacter formigenes Monitor") to detect the presence of O. formigenes in easily-collectable stool samples. O. formigenes is a gram negative anaerobe present in humans and other animals. The role of this species in intestinal management of oxalate is supported by findings showing significantly decreased intestinal colonization in patient populations at increased risk of kidney stones, especially patients with recurrent kidney stones. Research in this area has been inhibited by the difficulty of culturing and detecting the anaerobe.

         The Ixion Oxalobacter formigenes Monitor developed by Ixion is a significant improvement over current tests for O. formigenes and is an important potential addition to routine diagnostic testing for several reasons.

         Ixion's Oxalobacter formigenes Monitor is much easier to perform and provides accurate results in a fraction of the time required to culture and test for O. formigenes using existing methods.

         Ixion's DNA method relies upon standard DNA techniques and does not require anaerobic cultures of the organisms since it provides direct detection of DNA extracted from fecal samples and amplified using polymerase-based amplification ("PCR").

         Because  it  is  based  upon  PCR  and  subsequent   hybridization  to
         species-specific sequences, the Ixion Oxalobacter formigenes Monitor provides the required level of sensitivity, accuracy, selectivity, and throughput necessary for a commercial diagnostic test.

         The test has a high degree of specificity and will not cross react with common anaerobic or enteric bacteria, including Bacteroides ovatus, Clostridium perfringens, Clostridium sordellii, Veilonella parvula, Enterobacter aerogenes, Enterobacter cloacae, Escherichia coli, Proteus vulgaris, and normal colonic flora.

         The Ixion Oxalobacter formigenes Monitor is sensitive to the level of 1,000 to 10,000 colony forming units/gram of fecal material. This is approximately 100-fold lower than the number of colony forming units to be expected in normal, healthy adults.

     Ongoing development of the Ixion Oxalobacter formigenes Monitor is focused on the following areas: Extended evaluation and enhancement of performance specificity with respect to other intestinal organisms to assure the absence of cross reactivity and misdiagnosis. Organisms currently being evaluated include the following: Alcaligenes spp, morella thermoactica, Yersinia spp., Shigella spp., Salmonella spp., Vibrio colera, Helicobacter pylori, Klebsiella, Giardia lamblia, and Campylobacter spp.

     Development of analytically sensitivity and reproducibility standards to support the 510(k) submission. .

     Development  of  a  quantitative   capability  for  the  Ixion  Oxalobacter
formigenes Monitor.

         The Company expects to file a 510(k) submission for clearance to market the Ixion Oxalobacter formigenes Monitor during 1998. There is no assurance that the Ixion Oxalobacter formigenes Monitor will qualify for 510(k) procedure, in which case the Company will have to file an application for premarket approval ("PMA") with the FDA. If the Company must follow the PMA approval route, the approval process may be lengthy.

         The Company intends to develop its DNA probe technology into similar molecular diagnostic assays against clinically important intestinal organisms such as those listed above. These, coupled with the Ixion Oxalobacter formigenes Monitor, will provide for a panel of clinically important diagnostic tests

         IxC1-62/47 Enzyme Therapy for Oxalate-Related Disease. Ixion is developing IxC1-62/47, an orally administered therapeutic product consisting of the recombinant form of two enzymes normally found in O. formigenes: oxalyl-CoA decarboxylase ("oxc") and formyl-CoA transferase ("frc"). The enzymatic therapy is based upon the re-establishment or enhancement of oxalate degrading mechanisms in the body. IxC1-62/47 will be targeted initially at disease states that are directly related to malfunctions in handling dietary oxalate, but indications will be broadened ultimately to cover all disorders where excess oxalate is a factor, including diseases or complications in which the absence of
O. formigenes is not the cause of the patient's hyperoxaluria Very few satisfactory treatments currently exist for these disorders.

         Both the oxc and frc genes have been successfully cloned into E. coli and expressed in active form as verified using activity assays developed by
Ixion's  scientists.   Physicochemical  analyses  such  as  SDS-PAGE,  IEF,  and
N-terminal sequence analysis have been completed. Ixion has grown the recombinant E. coli to 80 liter scale and has purified the oxc and frc enzymes for use in a variety of preclinical studies including (1) additional physicochemical characterization, (2) formulation and drug delivery, and (3) animal studies. The Company is also purifying the native form of the oxc and frc enzymes from O. formigenes, to provide comparative data to the recombinant versions. The Company has not determined whether the recombinant or native enzymes will be used therapeutically. The current intention is to file an IND for the IxC1-62/47 enzymatic therapy for oxalate-related disorders in 1998.

         In initial animal studies, IxC1-62/47 successfully lowered urinary oxalate levels in rats. In those studies, oral doses of the enzymes from O. formigenes resulted in marked differences in urinary oxalate levels of animals that received the enzymes versus those that did not. The animal studies also established that IxC1-62/47 could replace the enzymes normally provided by a colony of O. formigenes, thus lowering urinary oxalate, and that the enzymes could be delivered in pill form

         The research version of the Ixion Oxalobacter formigenes Monitor has been performed in preclinical studies by Ixion lab personnel on over 300 human samples from varied populations in the Ukraine, Germany, the United States, and India. The results of those studies include the following:

         Cystic Fibrosis. Oxalate kidney stones are a known complication of cystic fibrosis. The incidence in cystic fibrosis populations over 12 years old approaches 3% to 4% as compared to 0.2% in normal populations. Renal autopsies show greater than 90% nephrocalcinosis. In an Ixion sponsored clinical study conducted with collaborators at Northwestern University, the University Children's' Hospital, Cologne, Germany, and University Children's Hospital, Halle, Germany, 43 cystic fibrosis patients were examined for colonization with O. formigenes. 36 of the 43 patients were non-colonized, and of these, 19 were hyperoxaluric and eight had urinary oxalate levels in the upper normal range. The seven patients who were colonized with O. formigenes all showed normal levels of urinary oxalate.

         Recurrent Stone Formers. In another study on O. formigenes colonization in adult calcium oxalate stone formers, preliminary data have revealed that the majority of recurrent stone formers (five or more stone episodes) are non-colonized with this bacteria. Studies in the literature suggesting a decrease in the colony forming units of O. formigenes in patients with oxalate calculi, rather than complete non-colonization, has led to the development by Ixion of a Quantitative Oxalobacter formigenes Monitor. The Quantitative Oxalobacter formigenes Monitor is now being used in additional research in collaboration with researchers at Wake Forest Medical School to detect and quantitate O. formigenes in hyperoxaluric oxalate stone formers to determine if the number of colony forming units is a relevant risk factor.

         Vulvodynia. A new preclinical study is scheduled in cooperation with the Diagnostic Reference Laboratory at the Shands Hospital at the University of Florida to examine 25 to 40 vulvodynia patients for colonization with O.formigenes.

         Over 65 percent of kidney stones are calcium-oxalate stones, and excess oxalate is implicated in other diseases as set forth above. Oxalate is present in many common foods, including tea, broccoli, and spinach. O. formigenes is involved in degradation of dietary oxalate and its secretion from plasma into the gut. The Company believes that a robust colony of O. formigenes prevents recurrent calcium-oxalate kidney stone formation and may ameliorate other disease states. Management believes that Ixion is the only company world-wide which is examining the role of O. formigenes in human and animal disease states.

         Blood Oxalate Assay. The combination of the oxc and frc enzymes and cofactors also serve as the basis for a planned blood oxalate assay. The recurrence rate of calcium oxalate kidney stone formation is very high, with hyperoxaluria as the major predisposing factor to stone formation. Accurate measurements of blood oxalate levels, together with the presence or absence of
O. formigenes, are important requirements for predicting the risk of calculogenesis in an individual and stratifying urological patients for clinical intervention. Development is planned in 1998 on an additional oxalate product: a blood oxalate assay, to be designed for clinical use by hospitals, independent labs, and doctors.

         The following table summarizes the current status of the Company's oxalate product research and development program.

                     Product Development-Oxalate Technology


Product                 Planned Research Products                   Status (1)
                            Indications
Ixion Oxalobacter
formigenes Monitor       Detection of O. formigenes in stool        Preclinical
                           Stone research

Blood Oxalate      Measurement of oxalate levels in blood           Concept
Assay              for research in kidney stone, hyperoxaluria,
                   cystic fibrosis, Crohn's disease, vulvodynia,

                   Planned Clinical Products

Oxalobacter
formigenes Monitor Detection of O. formigenes in stool for          Preclinical
                   oxalate-related and other oxalate-related diseases disorders

IxC1-62/47         Treatment of oxalate-related disorders:          Preclinical
Enzyme             Kidney Stones
Therapy            Crohn's Disease
                   Cystic Fibrosis
                   Hyperoxaluria
                   Vulvodynia
                   Other oxalate-related diseases

Blood Oxalate      Diagnostic oxalate detection kit for blood       Concept
Assay

Dialysis           Rapid removal of excess oxalate in blood         Concept
Cartridge

Oxalate-Resistant  Catheter coated to                               Concept
Catheter           avoid oxalate encrustation
                   as a method to reduce
                   the incidence of infection

(1) "Concept" includes feasibility, theoretical market, and product design studies based on laboratory or other data. "Research" includes discovery research, development of the product's physical form and specifications, and its initial production. "Preclinical" denotes efficacy, pharmacology, safety, or toxicology studies in animal models. "Clinical" denotes testing for safety and efficacy.

                               Licensed Technology

         The Company has been licensed, on an exclusive world-wide basis, commercial rights under one issued U.S. patent, relating to its oxalate technology, issued February 1997 and expiring in 2014, and one U.S. patent, relating to its IPSC technology allowed June 1997, as well as several pending patent applications, divisional applications, continuations, and continuations-in-part, held by the University of Florida Research Foundation, Inc. ("UFRFI"), the technology transfer organization of the University of Florida. The licensed technology relates to two areas: in vitro grown Islet Progenitor/Stem Cells ("IPSCs") for curing diabetes, and materials and methods for detection of oxalate and Oxalobacter formigenes.

         The license agreements pursuant to which the Company has the rights to these patent applications require UFRFI to file and prosecute the patents relating to the technology licensed to the Company, the costs of which are required to be reimbursed by the Company, and to take all steps to defend such patent rights. If UFRFI fails to take any such action, the Company has the right to defend such rights at its own expense.

         The Company and UFRFI entered into a Patent License Agreement relating to materials and methods for detection of oxalate on January 11, 1996, and another Patent License Agreement relating to in vitro grown IPSCs for curing diabetes on February 17, 1995 (the "University Patent Licenses"). Except for royalty rates and certain other immaterial differences, the terms of these licenses are substantially identical. Pursuant to the University Patent Licenses, UFRFI licensed its rights under patent applications on an exclusive, worldwide basis to the Company for the life of the patents granted thereunder. The Company has rights under the University Patent Licenses to all possible uses of the patent applications, any patents issued from such applications, any divisionals and continuations of such applications, and to any claims of U.S. and foreign continuation-in-part applications, and of the resulting patents, which are directed to subject matter specifically described in such applications. In order to maintain its license, the Company is required to use its best efforts to bring one or more licensed products or processes to market through a thorough, vigorous, and diligent program for exploitation of the patent rights. In addition, it must provide annual business plans to the University showing the plan for product development regarding the commercialization of licensed products.

         Under the University Patent Licenses, the Company paid a license issue fee, is obligated to pay royalties on net sales by Ixion or its sublicensees of licensed products or licensed processes, and must reimburse UFRFI for patent costs incurred in prosecuting the patent applications. There are no minimum annual royalties. The Company is also obliged to obtain product liability insurance prior to the sale for commercial purposes of licensed products. There is no assurance that the Company will be able to obtain such insurance on reasonable terms.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions, and individuals have filed patent applications or received patents to technologies that are similar to the technologies licensed by the Company. The Company is aware of certain patent applications previously filed by and patents already issued to others that could conflict with patents or patent applications licensed to the Company, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to the Company. In addition, there can be no assurance that the Company is aware of all patents or patent applications that may materially affect the Company's ability to make, use, or sell any products. United States patent applications are confidential while pending in the United States Patent and Trademark Office ("PTO"), and patent applications filed in foreign countries are often first published six months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents or patent applications licensed to the Company and limit the ability of the Company to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. There can be no assurance that the Company will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, the Company could be delayed in or prevented from the development or commercialization of its product candidates, which would have a material adverse effect on the Company.

         The Company is aware of potentially significant risks regarding the patent rights licensed by the Company relating to Islet Progenitor/Stem Cells and to its oxalate technology, particularly bacterial oxalyl-CoA decarboxylase, an enzyme used in the Company's proposed oxalate-related products including the Ixion Oxalobacter formigenes Monitor and the IxC1-62/47 enzyme therapy. The Company may not be able to commercialize its proposed diabetic products based on its method of proliferating IPSCs in vitro or its proposed oxalate-related disease management products, both due to patent rights held by third parties other than the Company's licensors. As a result, the positions of the Company and its licensors with respect to the use of IPSCs or products containing oxalyl-CoA decarboxylase are uncertain and involve legal and factual questions that are unknown or unresolved. Although management believes its patents and patent applications provide a competitive advantage in its efforts to discover, develop, and commercialize useful products, if any of these questions is resolved in a manner that is not favorable to the Company's licensors or the Company, the Company may not have the right to commercialize products relating to certain aspects of IPSC technology or products containing oxalyl-CoA decarboxylase in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. The Company's inability to commercialize any of these products would have a material adverse effect on the Company.

         As mentioned above, the Company obtained its rights to IPSCs under a license from the University of Florida Research Foundation, Inc. ("UFRFI") in February 1995. In 1994 and 1995, UFRFI filed in the United States and thereafter in numerous foreign countries patent applications covering IPSCs.

         In 1981, the Ontario Cancer Institute filed a patent application in the United States and was issued a patent in 1984 covering a method for producing pancreatic islet-like structures having histology and insulin-producing properties corresponding to those of fetal pancreatic islets and islets from adult animals maintained in culture, based on discoveries by Michael Archer (the "Archer Patent"). The patented method is similar, but not identical, to the Company's IPSC technology. The Archer Patent was licensed to CytoTherapeutics, Inc. in 1991. CytoTherapeutics may have filed patent applications in foreign countries based upon the Archer Patent and may have additional patent applications on the same general subject matter pending in the United States.

         The Company is also aware that in 1993, Human Cell Cultures, Inc., filed a first U.S. patent application which was rapidly abandoned in favor of a second U.S. continuation-in-part application, and that these U.S. applications together were the basis of an international application which claimed a cell culturing method and medium to form pancreatic "pseudotissues" composed of "pseudoislets" to treat blood sugar disorders in mammals, based on discoveries by Hayden Coon and others (the "Coon Patent Application"). Subsequently, on June 7, 1995, Human Cell Cultures filed in the U.S. a continuation of its second (now abandoned) U.S. application, and in July 1997 was issued a United States patent (the "Coon Patent") claiming a somewhat narrower scope of subject matter and methods as were claimed in the Coon Patent Application. The Coon Patent Application and the Coon Patent claim a method which is also similar, but not identical, to the Company's IPSC technology. At the date of this report, the Company is not aware of any U.S. or foreign patents which have issued relating to the Coon Patent Application other than the Coon Patent. However, such patents may have been issued and there may have been additional patent applications filed in the United States or foreign countries based upon the Coon Patent Application.

         In the United States, one must be the first to invent a subject matter in order to be entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention, assuming that the invention meets the other requirements for patentability. There can be no assurance that the owners of the Archer Patent nor the owners of the Coon Patent Application will not make challenges to any UFRFI patents or patent applications relating to IPSCs, or that UFRFI will succeed in defending any such challenges. There can be no assurance that the sale of IPSC products by the Company would not be held to infringe United States and foreign patent rights of the owners of the Archer Patent, the Coon Patent, or the Coon Patent Application. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it is determined that products derived from the Company's IPSC technology infringe the Archer Patent or the Coon Patent, or infringe a patent, if any, issued pursuant to the Coon Patent Application, the Company would not have the right to make, use, or sell its IPSC products in one or more countries in the absence of a license from the owners of such patents. There can be no assurance that the Company could obtain a license from such owners on acceptable terms or at all.

         As mentioned above, the Company obtained its rights to its oxalate technology under a license from UFRFI in January 1995. In 1995, UFRFI filed in the United States and thereafter in numerous foreign countries patent applications covering its oxalate technology with claims which cover the Ixion Oxalobacter formigenes Monitor and its IxC1-62/47 therapy for oxalate-related disorders, both of which involve the use of an enzyme called oxalyl-CoA decarboxylase derived from the anaerobic bacteria, Oxalobacter formigenes.

         In June, 1995, Human Genome Sciences, Inc., filed a patent application in the United States, and thereafter in foreign countries, relating to a claimed human oxalyl-CoA decarboxylase and the DNA(RNA) encoding such polypeptide, as well as a procedure for producing such polypeptide and for producing an antibody relating to such polypeptide for use in the treatment of calcium oxalate kidney stones and hyperoxaluria. A U.S. Patent was issued on June 3, 1997 (the "HGS Patent"). The HGS Patent purports to relate to a human version of oxalyl-CoA decarboxylase which is stated to be 50% to 60% homologous to the oxalyl-CoA decarboxylase from the anaerobic bacteria, Oxalobacter formigenes. If the use of the Company's bacterial oxalyl-CoA decarboxylase is found to infringe the patent owned by Human Genome Sciences, then the Company would not have the right to sell such products in one or more countries without a license from Human Genome Sciences. There can be no assurance that the Company would be able to obtain a license from Human Genome Sciences on acceptable terms or at all.

         Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents to which the Company has rights or to determine the scope, validity, and enforceability of other parties' proprietary rights, which may affect the Company's product candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. The Company's licensors may also have to participate in interference proceedings declared by the PTO to determine the priority of an invention, which could result in substantial cost to the Company. There can be no assurance that the Company's licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the technology licensed by the Company from UFRFI, UFRFI is primarily responsible for any litigation, interference, opposition, or other action pertaining to patents or patent applications related to the licensed technology, and the Company is required to reimburse it for the costs it incurs in interference or opposition. As a result, the Company generally does not have the ability to institute or determine the conduct of any such patent proceedings unless UFRFI does not elect to institute or elects to abandon such proceedings. In cases where UFRFI elects to institute and prosecute patent proceedings, the Company's rights will be dependent in part upon the manner in which UFRFI conducts the proceedings. UFRFI could, in any of these proceedings that it elects to initiate and maintain, elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to the Company. An adverse outcome in any patent litigation or interference proceeding could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease using such technology, any of which could have a material adverse effect on the Company.

         No assurance can be given that any existing patent application, or any future patent application will issue or that any patents, if issued, will provide the Company with adequate patent protection with respect to the covered products, their uses, technology, or processes. In addition, under its licenses with UFRFI, the Company is required to meet specified diligence requirements to retain its license of these patents. No assurance can be given that the Company will satisfy any of these requirements.

         In January 1997, Ixion entered into a patent license agreement obtaining exclusive rights to the issued patent of Dr. Randy S. Fischer and Dr. Roy A. Jensen, faculty members at the University of Florida, for identifying a difference which exists between the metabolic pathway of a microbial or plant target organism and a non-target host specie and then preparing a control agent which perturbs the metabolic pathway of the target without significantly perturbing the metabolic pathway of the host. This patent may be useful in the development of microbicides for drug resistant pathogens such as staphyloccus, enterococcus, and neisseria. Under the Fischer/Jensen license agreement, the Company paid a license issue fee of 1,000 shares of its Common Stock and is obligated to pay royalties of 2% on net sales of the licensed products by Ixion or its sublicensees. There are no minimum annual royalties or due diligence milestones. The Fischer/Jensen license is for the remainder of the legal life of the patent which expires in 2009.

         Because the inventions covered by the University Patent Licenses and the Fischer/Jensen license were inventions made with federal assistance (which is typical of university-based discoveries), they are subject to certain rights of the federal government under 35 USC Title 18, "Patent Rights in Inventions Made with Federal Assistance." These rights (the "Government Rights") include "march in" rights under which the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirement for public use under federal regulations. The Government Rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. The law also requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the United States, although this covenant is subject to a discretionary waiver by the government.

Patents and Trade Secrets

         Dr. Peck, as an employee of the University of Florida, is bound by the terms of the University's patent policy, which requires that any invention conceived of or developed in the area in which he is employed belongs to the University (subject to the Government Rights described above, and to Ixion's rights under the consulting agreement it has with him).

         It is the Company's policy to require its directors, material investors, employees, consultants, outside scientific collaborators, and sponsored researchers, and other advisors to execute confidentiality agreements upon investment or upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of his or her relationship with the Company is to be kept confidential and not disclosed to third parties. Ixion also requires signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the confidentiality agreements also generally provide that all inventions conceived by the individual while rendering services to the Company shall be assigned to Ixion as the exclusive property of Ixion (subject, in the case of Dr. Peck, to the prior rights of the University of Florida). There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or other proprietary information in the event of an unauthorized disclosure or will be effective to assign inventions.

         Certain of the Company's research has been funded in part by Small Business Innovation Research grants ("SBIRs") and may be funded in the future by such grants and by Small Business Technology Transfer Research grants ("STTRs"). In connection with any such funding, the U.S. Government will have the "Government Rights" described above.

         In order to produce or use the Ixion Oxalobacter formigenes Monitor in its current formulation or to produce the Blood Oxalate Assay (and other immunodiagnostic products) in commercial quantities for resale, it may be necessary to license certain rights from Roche Molecular Systems, Inc., the holder of patents on a nucleic acid amplification process known as the polymerase chain reaction ("PCR") process. If Ixion finds it necessary to use PCR to produce commercial products, it will enter into such a license with Roche, which makes non-exclusive licenses generally available. The Company does not anticipate that the terms of such license will have a materially adverse effect on the Company.

Competition

         The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have larger R&D budgets, as well as substantially greater experience in developing products, in obtaining regulatory approvals, and in manufacturing and marketing diagnostic and pharmaceutical products. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development, and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies, and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

         The Company's products under development are expected to address a broad range of markets. The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. See "Business - Government Regulation." In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which Ixion or its future corporate partners can develop products, complete the preclinical and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, contract for and manage third-party service providers, obtain and maintain patent protection, and secure adequate capital resources. The Company expects its products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value, and scope of patent rights.

Government Regulation

         In the United States, the Food and Drug Administration ("FDA") regulates distribution, manufacture, labeling, and promotion of drugs, medical devices, and biologics. In addition, manufacturers of these products are subject to other federal, state, and local environmental and safety laws and regulations. Governments in other countries may impose additional requirements.

         FDA Authorization to Market. Drugs, medical devices, or biologics may not be commercially distributed in the United States unless they have FDA authorization. Obtaining FDA authorization to market a regulated product generally involves the submission of preclinical, product characterization, clinical, and manufacturing information. The process can take a number of years and the expenditure of significant resources, and there is no guarantee that the FDA will ever authorize marketing of the product.

         Drugs and Biologics. Some of the Company's planned products, such as the diabetes treatment products, will be regulated as drugs and biologics. The Food, Drug, and Cosmetic Act ("FDCA") and the Public Health Service Act ("PHSA") provide that drugs and biologics may not be commercially distributed within the United States unless they have been approved by the FDA. The process required by the FDA before drugs and biologics may be marketed in the United States generally involves five steps: (1) preclinical laboratory and animal testing,
(2) submission to the FDA of an Investigational New Drug ("IND") application which must be effective prior to the initiation of human clinical studies, (3) adequate and well-controlled clinical trials to establish safety and efficacy for its intended use, (4) submission to the FDA of an New Drug Application ("NDA") or Biologics License Application, ("BLA"), and (5) review and approval of the NDA or BLA by the FDA.

         Preclinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety, pharmacology, toxicology, and efficacy of the product. The results of these tests are submitted to the FDA as part of the IND. If a company is not notified by the FDA within 30 days of submission of the IND, Phase I clinical trials may be initiated. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial administration of the drug or biologic to a small group of humans, healthy volunteers, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion, and clinical pharmacology. Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may request that the Company discontinue or expand the trials at any time if there are significant safety issues.

         The results of the preclinical tests and clinical trials of drugs and biologics are submitted to the FDA in the form of an application for an NDA (in the case of a drug) or BLA (in the case of a biologic). Additional information, including additional animal studies or clinical trials, may be requested during the FDA review period that may extend the review process and delay marketing approval. The manufacturer must also pass a premarket inspection of its compliance with good manufacturing practices. There can be no assurance that the FDA will authorize marketing of the product, or that it will do so in a timely manner. Once granted, an NDA or PLA may place substantial restrictions on how the product is marketed. After FDA approval of the NDA or BLA for the initial indications, further clinical trials may be necessary to gain approval for the labeling of the product for additional indications.

         Medical Devices. Many of the Company's planned products (e.g., the in vitro diagnostic products such as the Ixion Oxalobacter formigenes Monitor), will be regulated as medical devices. Pursuant to the FDCA, the FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. The FDCA further provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA.

         In the United States, medical devices are classified into one of three classes (class I, II, or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification, and adherence to GMPs), and class II devices are subject to general and specific controls (for example, performance standards, patient registries and FDA guidelines). Generally, class III devices are those which must receive a PMA by the FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting, and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

         There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a
Section 510(k) ("510(k)") procedure, in which the manufacturer provides a premarket notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence.

         If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required by the statute and implementing regulations to have an approved application for premarket approval), the FDA must approve a premarket approval ("PMA") application before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. The manufacturer must also pass a premarket inspection of its compliance with the quality systems regulations. There can be no assurances that the FDA will authorize marketing of the product under a 510(k) or a PMA, or that it will do so in a timely manner. After FDA approval of the initial indication, further clinical trials may be necessary to gain approval of the product for additional indications.

         Clinical investigations of most devices are subject to the investigational device exemption ("IDE") requirements, which usually involve FDA review of the investigation before it may begin. Clinical investigations of many in vitro diagnostic ("IVDs") tests are exempt from the IDE requirements, provided the testing meets certain exemption criteria, including labeling as an Investigational Use Only ("IUO") product. In addition, IVDs may be distributed for research use only ("RUO"), provided they are intended for laboratory research and labeled for research use. Pursuant to current FDA policy, manufacturers of IVDs for IUO or RUO are encouraged by the FDA to establish a certification program under which these IVDs are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that the IUO or RUO product will be restricted in use and will, among other things, meet institutional review board and informed consent requirements.

         Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how a device is marketed. Even where a device is exempted from 510(k) clearance or PMA approval, FDA may impose restrictions on marketing. For example, FDA has exempted many analyte specific reagents not sold as finished test kits from obtaining 510(k) clearance or PMA approval. These reagents, however, may be marketed only to clinical laboratories certified under the Clinical Laboratoies Improvements ACT ("CLIA") to conduct tests of high complexity and are subject to a number of labeling requirements.

         The Company's Products. The Ixion Oxalobacter formigenes Monitor and Blood Oxalate Assays will be distributed initially for research use and will not require FDA review prior to distribution for those uses. To market these products for diagnostic use, the Company intends to request authorization under the 510(k) procedure for the Ixion Oxalobacter formigenes Monitor and perhaps the Blood Oxalate Assay. PMAs may, however, be required for each of these products. The Company believes that its diabetes treatment products and enzyme therapy for treatment of oxalate-related disorders will require either an NDA or a BLA before they may be commercially distributed. There can be no assurance that the FDA will accept the Company's views on the regulatory status of its products, or that the FDA will authorize marketing or clinical investigation of any product, or that it will do so in a timely manner. Additional studies or other information may be requested during the FDA review period that may delay marketing authorization. The law or government regulations may change in ways that could prevent or delay marketing authorization for the Company's products. Delays in receipt of, failure to receive, or loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Other FDA Obligations. Each manufacturing facility for drugs, medical devices, or biologics, must be registered with the FDA, and the products manufactured at that facility must be listed with the FDA. A manufacturer's quality control and manufacturing procedures must conform on an ongoing basis with good manufacturing practices. Certain adverse effects and product malfunctions must be reported to the FDA. Product labeling and advertising must comply with FDA requirements. In some cases, postmarket testing may be required, or other requirements imposed. Complying with these requirements requires substantial time, money, and effort. The Company intends to rely on its strategic partners for assistance with these matters.

         FDA Enforcement. The FDA inspects manufacturers of drugs, medical devices, and biologics on a regular basis. Failure to comply with applicable requirements can, among other consequences, result in civil penalties, injunctions, suspensions and losses of regulatory approvals, product recalls, seizure of products, refusal to allow the Company to enter into supply contracts with the government, and criminal prosecution.

         Non-U.S.  Marketing.  For  marketing  outside  the United  States,  the
Company is also subject to foreign regulatory requirements. Requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements for foreign countries may differ significantly from those of the FDA. In some cases, products may not be exported until FDA approval is obtained. The Company intends to rely on its strategic partners both in the United States and abroad for assistance with these matters.

     Florida Conflicts of Interest. Because Dr. Peck, the Company's Chief Scientist, and Dr. Schuster and Dr. Khan, members of the Company's Scientific Advisory Board, are employees of the Florida State University System, they, and consequently the Company, are subject to Florida statutes relating to conflicts of interest. In order for Ixion to conduct business with the University (including licensing University technology or entering into CRADAs), it is necessary to obtain and maintain an exemption for Dr. Peck from the application of the Florida conflict of interest statutes, and to obtain approvals for outside activities for Dr. Schuster and Dr. Khan.

         Exemptions for Dr. Peck are issued pursuant to a monitoring plan which requires the Company, among other things, to promptly disclose every material transaction between the Company and any employee of the University. Dr. Peck obtained his initial exemption from the Florida conflict of interest statutes on January 5, 1995, relating to the academic year ended June 30, 1995. Exemptions must be renewed annually at the beginning of each academic year (or upon material alterations in the terms of the relations between the Company and Dr.
Peck). The approval of the request for renewal for the academic year ended June 30, 1997 was received on September 29, 1997. The request to renew Dr. Peck's exemption for the current academic year ended June 30, 1998 has been filed and is pending. The approval process can take six or more months. While the Company has no reason to believe that Dr. Peck's request for renewal will not be approved, there is no assurance that the exemption will be renewed, or, if renewed, that it will be renewed on reasonable terms.

Manufacturing and Marketing

         The Company has no experience in manufacturing or marketing products on a commercial scale. Marketing rights for products may be licensed to corporate partners. Co-marketing arrangements may also be feasible for some products.
Ixion intends to seek distribution arrangements for its products in other countries outside of the United States. While using third parties for distribution or marketing permits the Company to avoid the costs of establishing a distribution or marketing network in a particular area, this strategy also makes the Company more dependent on the efforts of third parties, involves a potential reduction in profit margins, and may complicate negotiations and other matters associated with technology licenses.

         Target Markets. Management believes there will be substantial demand for the Ixion Oxalobacter formigenes Monitor in the research market and, upon acceptance by urologists and nephrologists as a clinically useful test, by certain specialized kidney, nephrogenic, and urologic reference labs. The target markets for a new blood oxalate assay include approximately 5,000 hospital labs, the several major independent labs, and the same specialized kidney, nephrogenic, and urologic reference labs as for the Ixion Oxalobacter formigenes Monitor.

         For the use of the Ixion Oxalobacter formigenes Monitor, the blood oxalate assay, and its IxC1-62/47 enzyme therapy in the management of kidney stones, the Company plans to target the country's approximately 7,300 in-office urologists. For the use of the Ixion Oxalobacter formigenes Monitor and IxC1-62/47 enzyme therapy for managing kidney stone risk in cystic fibrosis patients, the Company plans to target the cystic fibrosis treatment centers in the United States. For the use of the Ixion Oxalobacter formigenes Monitor and IxC1-62/47 enzyme therapy in the diagnosis and treatment of vulvodynia, the Company intends to approach the market through the 35,000 gynecologists practicing in the United States.

         Marketing Strategy. The strategy for marketing IPSC-related products will depend on collaborations with third parties with greater marketing resources than the Company.

         The marketing strategy for the Ixion Oxalobacter formigenes Monitor depends upon educating urologists and nephrologists of the clinical usefulness of the diagnostic test. Over 65% of all kidney stones are composed predominantly of calcium oxalate. Oxalate plays a crucial role in the formation of renal stones and in this respect hyperoxaluria constitutes a special problem in management of kidney stones. The Ixion Oxalobacter formigenes Monitor would be used to screen and manage known stone formers in order to assist the urologist in stratifying and treating kidney stone patients. The use of the Ixion Oxalobacter formigenes Monitor will allow the urologist to make a determination of which of his or her hyperoxaluric patients have an exogenous hyperoxaluria caused by hyperabsorption from the diet, resulting from diminished or decimated populations of O. formigenes. The clinical relevance of the resulting data is the urologist's capability to identify a specific cause of urolithiasis and to treat it effectively. Ixion Oxalobacter formigenes Monitor data will be more meaningful than 24 hour urinary oxalate data alone in that it accurately identifies and quantifies the high-risk population of kidney stone formers and stratifies them with respect to cause.

         Kidney stones, while prevalent, are not generally recognized as predictable or avoidable by many physicians and their patients. Consequently, the promotional task will be difficult. To meet this challenge, the Company intends to invest in both physician education programs, and, assuming funds are available, consumer awareness campaigns. The Company can reach the country's over 7,300 in-office urologists through a direct mail campaign. In addition, working with specialized companies in the urology market, the Company proposes to inform urologists about the Company's planned new kidney stone disease management products. In addition, the Scientific Advisory Board members and other recognized scientists will be encouraged to write articles for peer review scientific journals to stimulate interest and establish further credibility in the scientific and medical communities.

         A similar approach will be used to approach the gynecological market for the Company's vulvodynia products and the cystic fibrosis market for the management of kidney stone risk.

         In each case, the Company intends to participate in urology, nephrology, gynecology, and other industry trade meetings and to exploit on-line medical databases and its own web site. Finally, as stated above, the Company intends to use third-party sales forces to amplify its efforts. See "Business - Business Strategy."

Employees.

     The Company has five full time employees and nine part time employees, including Dr. Peck, who is an exclusive consultant, Mr. Peck, President and Chief Financial Officer, Mr. Tedesco, Vice President - Operations and Regulatory Affairs, and Ms. Ramsey, Controller. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements herein regarding the dates on which the Company anticipates commencing clinical trials or filing of an Investigational New Drug Exemption Application ("IND") or application under Section 510(k) of the Food, Drug, and Cosmetic Act with respect to its product candidates, constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials or filings to differ materially from those projected. With respect to such dates, the Company's management team has made certain assumptions regarding, among other things, the successful and timely completion of preclinical tests, the approval of INDs for each of the Company's drug candidates by the FDA, the availability of Section 510(k) for its device candidates, the availability of adequate clinical supplies, the absence of delays in patient enrollment, and the availability of the capital resources necessary to complete the preclinical tests and conduct the clinical trials. The Company's ability to commence clinical trials or file an IND or 510(k) on the dates anticipated is subject to certain risks including the risks discussed elsewhere in this report.. Undue reliance should not be placed on the dates on which the Company anticipates filing an IND or 510(k) or commencing clinical trials with respect to any of its product candidates. Statements herein regarding the Company's research and development plans also constitute forward-looking statements under the federal securities laws. Actual research and development activities may vary significantly from the current plans depending on numerous factors including changes in the costs of such activities from current estimates, the results of the programs, the results of clinical studies referred to above, the timing of regulatory submissions, technological advances, determinations as to commercial potential, and the status of competitive products.

         All of the above estimates are based on the current expectations of the Company's management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2.  Description of Property.

         As an affiliate of the University of Florida's Biotechnology Program, the Company has leased approximately 1,900 square feet of equipped laboratory space and approximately 500 square feet of administrative office space in the business incubator at Progress Park (the University of Florida biotechnology industrial park), called the Biotechnology Development Institute. As a resident, the Company shares (at no additional cost) specialized facilities such as animal rooms, small-scale fermentation capabilities, and glass washing and autoclaving facilities. Further, the Company uses (again at no additional cost) expensive and specialized equipment located in the centralized instrument lab. Finally, the Company has available the services of the University Biotechnology Core Laboratories including the Recombinant Protein Expression Core, the DNA Synthesis Core, the Flow Cytometry Core, the Protein Chemistry Core, and the Electron Microscopy Core.

         The Company has developed a small scale facility in its BDI lab suite to produce preclinical quantities of the Ixion Oxalobacter formigenes Monitor as well as IxC1-62/47. Commercial scale production, if any, will be subcontracted to third party contract manufacturers. See "Business - Business Strategy." The facilities license agreement for the Company's laboratory and administrative offices at the BDI expires July 31, 1998 at which time the Company will relocate. Annual payments (including utilities) are approximately $43,200, $14,000 of which is deferred under the agreement with the University. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources

         Comparable rental facilities are available near it's the Companny's present location at the BDI at rents which are not materially more than the rent at the BDI. As an incubator graduate, the Company would continue to have access to the Biotechnology Program's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect the Company's research and development operations.

         Contract Suppliers and Manufacturers. It is the Company's present intention to enter into agreements with contract testing and manufacturing entities to test and manufacture commercial quantities of the Company's planned products in order to avoid the expenditure of significant funds to hire and train personnel and comply with the extensive regulations, including "good manufacturing practice" ("GMP") requirements applicable to such a facility.


Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings and is not aware of any threatened litigation or regulatory action that could have a material adverse effect on the Company's business, financial condition, or results of operations.

Item 4.  Submission of matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company has registered 400,000 newly-issued Units of its securities for direct sale on Form SB-2 at a price of $10.00 per Unit for an aggregate offering price of $4,000,000. Each Unit consists of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrant. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The registration statement, Commission Registration No. 333-334765, was declared effective on December 10, 1997. Post-Effective Amendment No. 1 was declared effective on March 19, 1998. The offering has not terminated and is not scheduled to terminate until the earliest of: the sale of all Units, December 10, 1998 (unless extended), or the date on which the Company decides to close the offering. The securities are being sold directly by the Company (except when sales are to Florida residents, in which case sales must be made through Unified Management Corporation, a Florida-registered broker dealer).

         As of March 27, 1998, a total of 18,050 Units at an aggregate price of $180,500 have been sold, of which 1,000 Units for an aggregate of $10,000 was sold through December 31, 1997. From the effective date of the offering to December 31, 1997, no expenses were paid to or incurred by underwriters, no commissions or discounts have been paid to underwriters and there have been no finders' fees. Other offering related expenses through December 31, 1997, amounted to $78,974, all of which were deferred and will be offset against future proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates through December 31, 1997 in connection with the offering.

         Because the total proceeds received through December 31, 1997 was $10,000 and the offering expenses were in excess of that amount, there were no net offering proceeds as of December 31, 1997. The use of proceeds to be received from the offering is not expected to vary materially from the use of proceeds described in the prospectus dated March 19, 1998.

         There is no public trading market for the Company's securities.

         Set forth below is information as to securities sold by Ixion within the past three years which were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities are deemed to be restricted securities for the purposes of the Act. All certificates representing such issued and outstanding restricted securities of the Company have been properly legended and the Company has issued "stop transfer"
instructions to its transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Securities Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Securities Act.

         Restricted shares of Common Stock have been issued to Members of the Board of Directors, Members of the Scientific Advisory Board, and key employees under the Company's Board Retainer Plan as follows:

         On May 31, 1995, 10,000 shares of Common Stock (5,000 shares to each of two directors) for services as directors valued at an aggregate of $7,500 or $.75 per share.

         On June 10, 1996, 34,000 shares of Common Stock (5,000 shares to each of two directors, 5,000 shares to each of two members of the Scientific Advisory Board, for services as directors or scientific advisors and 14,000 shares of Common Stock to its Vice President - Research and Development as a hiring bonus for services to be rendered) valued at an aggregate of $92,000 (a portion of which is unearned compensation) or $3.00 per share.

         On September 15, 1996, 10,000 shares of Common Stock (5,000 shares to each of two members of the Scientific Advisory Board) for services as scientific advisors valued at $100,000 (a portion of which is unearned compensation) or $10.00 per share.

         On October 10, 1996, 5,000 shares of Common Stock to a member of the Scientific Advisory Board for services as a scientific advisor valued at $50,000 (a portion of which is unearned compensation) or $10.00 per share.

         On February 11, 1997, 10,000 shares to its Director of Research, Oxalate Division, as a hiring bonus for services to be rendered valued at $100,000 (a portion of which is unearned compensation) or $10.00 per share.

         On June 27, 1997, 7,000 shares of Common Stock (1,000 shares to each of two directors, and 1,000 shares to each of five members of the Scientific Advisory Board, for services as directors or scientific advisors) valued at $70,000 (a portion of which is unearned compensation) or $10.00 per share.

         On July 1, 1997, 3,000 shares to its Associate Director of Research, Diabetes Division, as a hiring bonus for services to be rendered (a portion of which is unearned compensation) valued at $30,000 or $10.00 per share.

The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and the exemption provided by Rule 701 promulgated under the Act.

         From March 20, 1995 to May 31, 1995, the Company sold an aggregate of 500,000 shares of Common Stock to 26 accredited investors and three unaccredited investors for an aggregate of $375,000 or $.75 per share. The Company issued the above securities without registration in reliance upon the exemption provided by
Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and in reliance upon the exemption provided by Rule 504 of Regulation D of the Act as a sale of securities which, together with all sales within 12 months, aggregated less than $1,000,000.

         On September 21, 1995, the Company sold 3,000 shares of Common Stock (together with 2,000 warrants to purchase Common Stock at an exercise price of $2.00 per share expiring in 2000) to an accredited investor for $5,000 in cash and a note due April 1997 for $6,000 or a price of $3.00 per share and $1.00 per warrant. The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         Warrants have been issued to an institution in partial payment of rent for the Company's facilities pursuant to the License Agreement between the University of Florida Research Foundation, Inc., and the Company as follows:

         On November 11, 1995, the Company issued warrants to purchase 7,608 shares of Common Stock at an exercise price of $2.00 per share expiring in 2000, valued at $1.00 per warrant.

         In August, October, and November, 1996, the Company issued warrants to purchase an aggregate of 8,022 shares of Common Stock at an exercise price of $2.00 per share expiring in 2000, valued at $1.35 per warrant.

The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as transactions to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         On June 30, 1996, two directors and senior officers of the Company, who may be deemed promoters, converted an aggregate of $16,158 of cash loans made to the Company under the terms of a subordinated convertible note agreement into a total of 21,544 shares of Common Stock, at a price of $.75 per share. The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         In October and November, 1996, the Company issued an aggregate of $787,270 of Convertible Unsecured Notes due 2001 to 35 accredited and one unaccredited investors. The Notes are convertible at any time prior to maturity into a maximum of 323,557 shares of Common Stock at conversion prices ranging from $4.20 to $2.10. The conversion prices are based on the length of time the investor holds the Notes prior to conversion. The Company issued the above securities without registration in reliance upon the exemption provided by
Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and in reliance upon the exemption provided by Rule 505 of Regulation D of the Act as a sale of securities which, together with all sales within 12 months, aggregated less than $5,000,000 and were made to fewer than 35 investors.

         On February 11, 1997, the Company issued 1,000 shares of Common Stock to two inventors in exchange for an exclusive license of a patent entitled "Method for the Selective Control of Weeds, Pests and Microbes," valued at $10,000 or $10.00 per share. The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         Warrants have been issued to Brandywine Consultants, Inc., pursuant to the Consulting Agreement between the Company and Brandywine Consultants, Inc., dated December 12, 1996, for certain milestones as follows:

         On June 23, 1997, 3,000 warrants at an exercise price of $5.00 per share of Common Stock, expiring June 2002.

         On October 24, 1997, 3,000 warrants at an exercise price of $5.00 per share of Common Stock, expiring October 2002.

The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         As of March 11, 1998, there were approximately 75 shareholders of record of the Company's common stock.

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay any cash dividends on its Common Stock for the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Special Note Regarding Forward-Looking Statements."

Overview

         The Company is a development stage, biotechnology company. The Company is considered to be in the development stage because it is devoting substantially all of its efforts to establishing its business and its planned principal operations have not commenced.

         Since its inception in March of 1993, the Company's efforts have been principally devoted to research and development, securing patent protection, and raising capital. The Company has not received any revenues from the sale of products. The Company expects its initial product, a molecular diagnostic test, the Ixion Oxalobacter formigenes Monitor, will generate revenue during 1998;
however it does not expect any of its other product candidates to be commercially available for at least the next several years. From inception through December 31, 1997, the Company has sustained cumulative losses of $1,979,359. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, research and development, patent preparation and prosecution, and interest.

         The Company expects to continue to incur substantial research and development costs in the future resulting from ongoing research and development programs, manufacturing of products for use in clinical trials and preclinical and clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, manufacturing, and the creation of a marketing and sales organization, if warranted, will increase in the future. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating the Company's prospects. To address these risks, the Company must, among other things, successfully develop and commercialize its product candidates, secure all necessary proprietary rights, respond to competitive developments, and continue to attract, retain and motivate qualified persons. There can be no assurance that the Company will be successful in addressing these risks.

         The operating expenses of the Company will depend on several factors, including the level of research and development expenses. Research and development expenses will depend on the progress and results of the Company's product development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, the Company believes that period-to-period comparisons in the future are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts, if any, and investors. In such event, the prevailing market price, if any, of the Common Stock would likely be materially adversely affected.

Results of Operations

Years Ended December 31, 1996 and 1997

          The Company's revenues under the GI research agreement decreased 2.3% from $139,079 in 1996 to $135,922 in 1997. In both years these revenues relate entirely to recognition and receipt of income from a research support agreement with Genetics Institute, Inc. Revenues under the Genetics Institute agreement ceased at the end of the agreement in 1997. Income from the Company's SBIR grant increased from $20,000 in 1996 to $71,650 for 1997. That grant expired on September 30, 1997 and no further revenues are expected under it.

         Interest income increased 31% from $7,760 in 1996 to $10,147 in 1997. This increase was attributable to the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which were invested for only one quarter in 1996 compared to the full year in 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes will decline in 1998, but will be replaced, in part, with income from the investment of the proceeds of the Company's public offering of Units in 1998.

         Operating, general and administrative expenses increased 21.7% from $276,642 in 1996 to $336,572 in 1997. These increased expenses reflect increased personnel, increased patent amortization expenses, amortization of certain capitalized costs incurred in connection with the offering of Unsecured Convertible Notes in the fourth quarter of 1996, offset to some degree by a decline in legal expenses in 1997 compared to 1996. Both the amortization expenses commenced during 1997. The Company expects its general and administrative expense to increase during 1998 as a result of the hiring of additional personnel, increased amortization of capitalized patent costs as new patents are issued, and continued amortization of capitalized private placement expenses.

          Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses increased 41.5% from $392,010 in 1996 to $554,751 in 1997, primarily as a result of additional research and development personnel, and increased research activities. The Company anticipates that its research and development expenses will continue to increase during the next 12 months as the Company expands research and development programs and preclinical and clinical testing for its product candidates and technologies under development.

          Interest expense increased 99.5% from $56,192 in 1996 to $112,083 in 1997 due primarily to cash interest on the Company's 10% Notes, the amortization of debt discount (initially $285,835) attributable to the beneficial conversion feature of the Company's Variable Notes, both issued in the last quarter of 1996, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, primarily as a result of the continued compounding of interest on deferred fees and salaries accounts.

Years Ended December 31, 1995 and 1996

         The Company recognized contract research and development revenues of $159,079 for the first time in the year ended December 31, 1996. This revenue consisted of a portion of the $200,000 payment under a research support agreement between the Company and Genetics Institute, Inc. (received upon execution of the agreement), which the Company recognized, ratably over the 12-month life of the research project, ending June 30, 1997. Revenues also included funds received under a grant from the National Institutes of Health under the Small Business Innovation Research ("SBIR") Program. Prior to this, the Company's only revenues had been from interest income and nominal consulting fees for services rendered by Ixion personnel to the Biotechnology Development Institute. Revenues under the Genetics Institute Agreement ceased in June 1997. Payments of up to $71,650 under the SBIR continued in 1997, but terminated in September 1997.

         Interest income increased 53% from $5,060 in 1995 to $7,760 in 1996, primarily as a result of the investment of the proceeds of the Company's offering of 10% Notes and Variable Notes in the last quarter of 1996. Other income increased 43% from $3,062 in 1995 to $4,366 in 1996 due primarily to an increase in consulting fees for services rendered by Ixion personnel to the Biotechnology Development Institute.

         Operating, general and administrative expenses increased 20% from $230,423 in 1995 to $276,642 in 1996, primarily due to additions to the Company's personnel.

         Research and development expenses increased 199% from $130,984 in 1995 to $392,010 in 1996. This increase was primarily attributable to increases in research personnel and the scale of research operations during the year. The Company recorded non-cash compensation expense in the amount of $139,295 in 1996 related to the issuance of compensatory options and restricted stock.

         Interest expense increased 169% from $20,927 in 1995 to $56,192 in 1996, due primarily to additions to deferred fees and salaries, including deferred interest payable to related parties, arising from the deferral of fees and salaries in 1993, 1994, 1995, and 1996 by Company officers and consultants, and the compounding of deferred interest in those accounts, to the cash interest on the Company's 10% Notes, and the amortization of debt discount (initially $285,835) attributable to the beneficial conversion feature of the Company's Variable Notes, both issued in the last quarter of 1996.

Liquidity and Capital Resources

         In December, 1997, the Company commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of Common Stock at a price of $20.00 per share. The Offering is being made in nine states, primarily over the Internet, directly by the Company, except in Florida where sales must be made through a broker. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The offering will be terminated upon the earliest of: the sale of all Units, December 10, 1998 (unless extended), or the date on which the Company decides to close the offering. At March 27, 1998, a total of 18,050 Units ($180,500) had been sold pursuant to the offering.

         During 1997, the Company's development activities were funded primarily by a private placement transaction in which it sold Unsecured Convertible Notes for an aggregate gross consideration of $787,270. In addition, the Chairman and Chief Executive Officer and the President of the Company have entered into an agreements to extend the Company up to $150,000 and up to $25,000, respectively, in the form of bridge loans. Interest on the loans is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $75,000, which was still outstanding at December 31, 1997 The Company expects to borrow and repay under these facilities from time to time to meet working capital needs. The Company does not have any bank financing arrangements. The Company's long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and a chattel mortgage agreement.

         At December 31, 1997, the Company had $44,443 in cash and cash equivalents.

         On January 1, 1996, the Company purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At December 31, 1997, $17,052 in principal remains outstanding under this agreement. The Company made capital expenditures of $5,800 for the year ended December 31, 1997, primarily for acquisitions of additional laboratory and office equipment.

         For the period March 25, 1993 (date of inception) through December 31, 1997, the Company made payments of approximately $210,000 associated with the prosecution of various patent applications. As further research continues and the Company acquires additional patent rights, management expects the patent-related payments to increase.

         In connection with the GI sponsored research agreement described above, certain patent-related expenses were paid by the Company and reimbursed by GI. The Company is contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a determination by GI not to exercise an option contained in the sponsored research agreement. Reimbursement has not commenced, and the Company has accrued $42,317 as a long term liability pending final action under the agreement.

         Through December 31, 1997, the Company had paid offering-related expenses of $78,974 which will be applied against the proceeds of the public offering.

         The Company has incurred negative cash flows from operations since its inception, and has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, commence clinical trials, and diversify its technology. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the Ixion Oxalobacter formigenes Monitor and IxC1-62/47, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost of contract manufacturing and research organizations, cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of its products. The Company requires the proceeds of the public offering commenced in December 1997 to meet its planned operating requirements through December 31, 1998. In the event the Company's plans change or its assumptions change or prove to be inaccurate or the proceeds of the Offering prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. In addition, the Company will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through regulatory approval to commercialization. The terms and prices of any equity or debt financings may be significantly more favorable than those of the Units sold in the offering. The Company does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back, or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products, or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.

         Until required for operations, the Company's policy is to invest its cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

Product Research and Development Plan

         The Company's plan of operation for 1998 consists primarily of research and development and related activities including:

     C further development of the Company's IPSC research programs aimed at proprietary populations of functioning islets for transplantation into diabetic patients;

     C continuing the funding of the ongoing discovery program in which the Company intends to identify and characterize novel growth factors associated with the IPSCs, to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which the Company hopes to produce antibodies useful in stem cell isolation;

     C   further  preclinical  development  of a  quantitative  version  of  the
         Company's  molecular  diagnostic,   the  Ixion  Oxalobacter  formigenes
         Monitor,

     C further development of IxC1-62/47, including formulation, product characterization, method development, testing (including toxicology), cell line characterization, process development, clinical lot manufacturing, stability, research protocols, and preclinical studies for the Company's proposed products, primarily its oxalate-related products;

     C   continuing the prosecution and filing of patent applications; and

          hiring additional employees.

         The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of the Company's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

         There can be no assurance that the Company will be able to commercialize its technologies, or that profitability will ever be achieved. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

Year 2000 Issues
         The Company has reviewed the potential effect of Year 2000 compliance issues on the Company and has determined that those issues are not material to the Company's business, operations, or financial condition.

Item 7.  Financial Statements.

         The financial statements of the Company are set forth beginning on page F-1, immediately following the signature page of this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

         The information required under Part III, Items 9, 10, 11, and 12, has been omitted from this report since the Company intends to file with the Securities and Exchange Commission (the "Commission"), not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K.

         Exhibits marked by asterisk(s) have not been included with this Annual Report on Form 10-KSB, but instead have been incorporated by reference to other documents filed by the Company with the Commission.

   Exhibit   Description
   Number
    *3.1     Certificate of Incorporation of Registrant
    *3.2     Certificate of Amendment to Certificate of Incorporation of
                Registrant
    *3.3     Certificate of Amendment to Certificate of Incorporation of
                Registrant
    *3.4     Bylaws of Registrant, as amended and restated
   **4.3     Charitable Benefit Warrant Agreement
    *4.4     Warrant Agreement with Jeffrey W. Seel, dated November 7, 1995
    *4.5     Warrant Agreement with the University of Florida Research
                Foundation, Inc., dated November 7, 1995
    *4.6     Warrant Agreement with the University of Florida Research
                Foundation, Inc., dated August 1, 1996
    *4.7     Warrant Agreement with the University of Florida Research
                Foundation, Inc., dated October 1, 1996
    *4.8     Warrant Agreement with the University of Florida Research
                Foundation, Inc., dated November 7, 1996
   **4.9     Warrant Agreement with Brandywine Consultants, Inc., dated June 23,
                1997
   **4.10    Warrant Agreement with Brandywine Consultants, Inc., dated October
                24, 1997
   *10.1     Chattel Mortgage Agreement with Carl Therapeutic, Inc., dated as of
                January 1, 1996
   *10.2     Consulting Agreement with Brandywine Consultants, Inc., dated
                December 12, 1996
   *10.3     Consulting Agreement with Ammon B. Peck, dated February 21, 1997
   *10.4     Consulting Agreement with David C. Peck, dated July 1, 1996
   *10.5     Convertible Promissory Note with Weaver H. Gaines, dated March 31,
                1993
   *10.6     Convertible Promissory Note with David C. Peck, dated October 15,
                1993
   *10.7     Demand Promissory Note, Bridge Loan with Weaver H. Gaines, dated
                April 15, 1996
   *10.8     Demand Promissory Note, Bridge Loan with David C. Peck, dated
                April 15, 1996
   *10.9     Deferred Compensation Plan Agreement with Weaver H. Gaines, dated
                January 1, 1994
   *10.10    Deferred Compensation Plan Agreement with Ammon B. Peck, dated
                June 1, 1994
   *10.11    Deferred Compensation Plan Agreement with David C. Peck, dated
                April 1, 1994
   *10.12    Agreement to Purchase Shares, dated as of October 10, 1994
   *10.13    Note Purchase Agreement, dated as of September 13, 1996
   *10.14    Incubator License Agreement with the University of Florida Research
                Foundation, Inc., dated June 26, 1995
   *10.15    Amendment No. 1, dated July 31, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc.
   *10.16    Amendment No. 2, dated October 1, 1996 to Incubator License
                Agreement with the University of Florida Research Foundation,
                Inc.
   *10.17    Amendment No. 3, dated November 7, 1996 to Incubator License
                Agreement with the University of Florida Research Foundation,
                Inc.
   *10.18    Amendment No. 4, dated January 21, 1997 to Incubator License
                Agreement with the University of Florida Research Foundation,
                Inc.
   *10.19    Patent License Agreement with Randy S. Fischer and Roy A. Jensen for U.S. Patent No. 5,187,071, "Method for the Selective Control of Weeds, Pests, and Microbes," dated February 11, 1997
****10.20    Patent License Agreement with Research Component with the
                University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated January 11, 1995 (1)
****10.21    Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 20, 1995
****10.22    Amendment No. 2 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated October 9, 1996 (1)
****10.23    Patent License Agreement with Research Component with the
                University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated February 17, 1995 (1)
****10.24    Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated October 9, 1996 (1)
****10.25    Patent License Agreement with Milton J. Allison, dated June 23,
                1997. (1)
****10.26    Sponsored Research Agreement with Genetics Institute, Inc., dated
                June 5, 1996 (1)
   *10.27    Employment Agreement with Weaver H. Gaines, dated August 31, 1994
   *10.28    Employment Agreement with David C. Peck, dated August 31, 1994
   *10.29    1994 Stock Option Plan, as amended
  **10.30    1994 Board Retainer Plan, as amended
   *10.31    Consulting Agreement with Ammon Peck, dated October 6, 1994
   *10.32    Amendment No. 5 to Incubator License Agreement

    11.1     Statement regarding computation of earnings per share (included as
                Note 1 in financial statements)

    27       Financial Data Schedule


         (1) Confidential information has been omitted from these document and filed separately with the Commission pursuant to a request for Confidential Treatment. * Incorporated by reference to Form SB-2, File No. 333-334765, dated August 29, 1997.** Incorporated by reference to Amendment 1 to Form SB-2, File No. 333-334765, dated November 7, 1997. *** Incorporated by reference to Amendment 2 to Form SB-2, File No. 333-334765, dated December 2, 1997. **** Incorporated by reference to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997.Item 13(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ixion Biotechnology, Inc.





                            By: /S/ Weaver H. Gaines
                                Weaver H. Gaines
                      Chairman and Chief Executive Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 30, 1998.


SIGNATURE                                               TITLE


/S/ Weaver H. Gaines                      Chairman of the Board, Chief Executive
Weaver H. Gaines                                 Officer, and Director


/S/ David C. Peck                         President, Chief Financial Officer and
David C. Peck                                           Director


/S/ Kimberly A. Ramsey                                 Controller
Kimberly A. Ramsey


/S/David M. Margulies                                   Director
David M. Margulies


/S/ Vincent P. Mihalik                                  Director
Vincent P. Mihalik

                            Ixion Biotechnology, Inc.
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS



                   Years Ended December 31, 1997 and 1996 and
                for the Period March 25, 1993 (Date of Inception)
                            through December 31, 1997

                            Ixion Biotechnology, Inc.

                                    Contents






                                                            Page

Report of Independent Accountants                           F-3

Financial Statements:

     Balance Sheet                                          F-4

     Statements of Operations                               F-5

     Statements of Capital Deficiency                       F-6

     Statements of Cash Flows                               F-7

Notes to Financial Statements                               F-9

Report of Independent Accountants



The Board of Directors
Ixion Biotechnology, Inc.



We have audited the balance sheet of Ixion Biotechnology, Inc. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, capital deficiency and cash flows for the years ended December 31, 1997 and 1996 and for the period March 25, 1993 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ixion Biotechnology, Inc. at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period March 25, 1993 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company requires additional financing to continue its development stage activities which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




   /S/


Orlando, Florida
February 26, 1998, except as to
     Note 12 for which the date
     is March 27, 1998

Ixion Biotechnology, Inc.
(A Development Stage Company)

Balance Sheet

December 31, 1997


                                     Assets

Current Assets:
     Cash and cash equivalents .........................        $         44,443
     Accounts receivable ...............................                   1,770
     Prepaid expenses ..................................                   1,402
     Other current assets ..............................                     500
                  Total current assets .................                  48,115

Property and Equipment, net ............................                  35,695

Patents and Patents Pending, net .......................                 216,504

Deferred Offering Costs ................................                  78,974

Other ..................................................                   8,121

                                                                $        387,409

                       Liabilities and Capital Deficiency

Current Liabilities:
     Accounts payable .....................................    $         64,422
     Current portion of notes payable .....................              85,570
     Accrued expenses .....................................              46,445
                  Total current liabilities ...............             196,437

Long-Term Liabilities:
     Notes payable ........................................             584,142
     Liability under research agreement ...................              42,317
     Deferred rent ........................................               6,486
     Deferred fees and salaries, including accrued
       interest, payable to related part ..................             476,416
                  Total long-term liabilities .............           1,109,361
                  Total liabilities .......................           1,305,798

Commitments (Note 11)

Capital Deficiency:
     Common stock, $.01 par value; authorized
        4,000,000, issued and
        outstanding 2,465,544 shares ......................              24,655
     Additional paid-in capital ...........................           1,239,003
     Deficit accumulated during the development stage .....          (1,979,359)
     Less unearned compensation ...........................            (202,688)
                  Total capital deficiency ................            (918,389)

Total Liabilities and Capital Deficiency ..................     $       387,409


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Statements of Operations



                                                                                       For the Period
                                                                                           March 25,
                                                                                          1993 (Date
                                                                                         of Inception)
                                                             Year Ended                     through
                                                             December 31,                December 31,
                                                      1997              1996               1995

Revenues:
     Income under research agreement .....   $       135,922     $     139,079   $        275,001
     Income from SBIR grant ..............            71,650            20,000             91,650
     Interest income .....................            10,147             7,760             22,967
     Other income ........................             3,733             4,366             14,548
                 Total revenues ..........           221,452           171,205            404,166

Expenses:
     Operating, general and administrative           336,572           276,642          1,098,110
     Research and development ............           554,751           392,010          1,086,131
     Interest ............................           112,083            56,192            199,284
                 Total expenses ..........         1,003,406           724,844          2,383,525

Net Loss .................................   $      (781,954)    $    (553,639)   $    (1,979,359)


Net Loss per Share (Basic) ...............   $        -0.32      $      -0.23

Weighted Average Common Shares ...........         2,458,440         2,407,224


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Statements of Capital Deficiency

For the Period March 25, 1993 (Date of Inception) through December 31, 1997



                                                                           Deficit
                                                                         Accumulated
                                                             Additional  During the               Unearned
                                          Common Stock        Paid-In    Development    Note      Compen-
                                        Shares    Amount     Capital       Stage     Receivable   sation      Total
   Initial sale of common stock, ....  100,000  $ 1,000   $    --      $     --       $    --     $    --     $     1,000
        $.01 per share
   Sale of common stock, $.01 per ...   50,000      500        --            --            --          --             500
        share
   Net loss for the period March 25,
        1993 (date
      of inception) through December      --        --         --         (54,268)         --          --         (54,268)
           31, 1993

Balance, December 31, 1993 ..........  150,000    1,500        --         (54,268)         --          --         (52,768)

   Conversion of subordinated notes
        payable,
      $0.02 per share ...............  900,000    9,000        9,000         --            --          --          18,000
   Issuance of stock under Board
        Retainer
      Plan, $0.02 per share .........    5,000       50           50         --            --          --             100
   Sale of stock, $0.02 per share ...    5,000       50           50         --            --          --             100
   Issuance of stock in exchange for
        certain
      intellectual property, $0.02 ..  650,000    6,500        6,500         --            --          --          13,000
           per share
   Conversion of deferred consulting
        fees,
      $0.10 per share ...............   10,000      100          900         --            --          --           1,000
   Sale of stock, $0.10 per share ...  140,000    1,400       12,600         --            --          --          14,000
   Net loss .........................    --         --           --      (215,286)         --          --        (215,286)

Balance, December 31, 1994 ..........1,860,000   18,600       29,100     (269,554)         --          --        (221,854)

   Sale of stock, $0.75 per share ...  500,000    5,000      370,000         --            --          --         375,000
   Issuance of stock under Board
        Retainer
      Plan, $0.75 per share .........   10,000      100        7,400         --            --          --          7,500
   Issuance of 9,608 common stock ...     --        --         9,608         --            --          --          9,608
        warrants
   Sale of stock, $3.00 per share ...    3,000       30        8,970         --            --          --          9,000
   Note received from shareholder
        for common
      stock and warrants ............     --        --           --          --        (6,000)         --         (6,000)
   Net loss .........................    --         --           --      (374,212)         --          --       (374,212)

Balance, December 31, 1995 ..........2,373,000   23,730      425,078     (643,766)     (6,000)         --       (200,958)

   Issuance of stock under Board
        Retainer
      Plan, $3.00 per share .........   20,000      200        59,800        --            --       (26,166)      33,834
   Issuance of stock, $3.00 per share   14,000      140        41,860        --            --       (36,540)       5,460
   Issuance of stock under Board
        Retainer
      Plan, $10.00 per share ........   15,000      150       149,850        --            --       (50,000)     100,000
   Issuance of 8,022 common stock ...    --         --         10,857        --            --          --         10,857
        warrants
   Conversion of subordinated notes
        payable to
      related parties, $0.75 per ....   21,544      215        15,943        --            --          --         16,158
           share
   Issuance of variable notes with
        beneficial
      conversion feature ............    --         --        285,835        --            --          --        285,835
   Net loss .........................    --         --           --      (553,639)         --          --       (553,639)

Balance, December 31, 1996 ..........2,443,544   24,435       989,223  (1,197,405)     (6,000)     (112,706)    (302,453)

   Issuance of stock, $10.00 per ....   14,000      140       139,860        --            --      (111,382)      28,618
        share
   Issuance of stock under Board
        Retainer
      Plan, $10.00 per share ........    7,000       70        69,930        --            --       (43,000)      27,000
   Payment received from shareholder
        for note
      received for common stock and .    --         --           --          --         6,000          --          6,000
           warrants
   Amortization  of unearned
        compensation
      over service period ...........    --         --           --          --            --        64,400       64,400
   Stock warrants issued for services    --         --         30,000        --            --          --         30,000
   Sale of stock, $10.00 per share ..    1,000       10         9,990        --            --          --         10,000
   Net loss .........................    --         --           --      (781,954)         --          --       (781,954)

Balance, December 31, 1997 ..........   24,655  $24,655   $ 1,239,003  $1,979,359     $    --     $(202,688)  $ (918,389)


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Statements of Cash Flows



                                                                                                    For the Period
                                                                                                       March 25,
                                                                                                      1993 (Date
                                                                                                     of Inception)
                                                                              Year Ended               through
                                                                              December 31,           December 31,
                                                                           1997          1996           1997

Cash Flows from Operating Activities:
     Net loss                                                         $ (781,954)    $ (553,639)   $(1,979,359)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation                                                   11,471          8,546         24,400
           Amortization                                                    3,019            738          3,844
           Stock warrants issued under license agreement                      -          10,857         20,465
           Amortization of debt discount                                  57,168         19,056         76,224
           Stock warrants/options issued for consulting services          30,000             -          30,000
           Stock compensation                                            110,018        139,295        256,813
           Decrease (increase) in employee advance                            -             900             -
           Decrease (increase) in prepaid expenses and
              other current assets                                         6,376          7,932         (1,727)
           Decrease (increase) in accounts receivable                      6,389         (8,159)        (1,770)
           Increase (decrease) in deferred revenue                      (100,000)       100,000             -
           Increase in liability under research agreement                 42,317             -          42,317
           Increase in accounts payable and
              accrued expenses                                            28,881         24,869         95,193
           Increase in deferred fees and salaries                         91,378         83,256        449,864
           Increase in deferred rent                                       6,486             -           6,486
           Increase in interest payable                                       -           2,325         33,198
                 Net cash used in operating activities                  (488,451)      (164,024)      (944,052)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                   (5,757)       (13,993)       (31,897)
     Organization costs                                                       -              -            (436)
     Payments for patents and patents pending                            (90,289)       (67,053)      (209,770)
                 Net cash used in investing activities                   (96,046)       (81,046)      (242,103)

Cash Flows from Financing Activities:
     Proceeds from issuance of subordinated notes
        payable to related parties                                        75,000             -         105,307
     Proceeds from issuance of convertible notes payable                      -         787,270        787,270
     Proceeds from sale of common stock                                   10,000             -         416,700
     Proceeds from collection of note receivable                           6,000             -           6,000
     Payment of loan costs                                                    -         (11,080)       (11,080)
     Payment of deferred offering costs                                  (62,629)            -         (62,629)
     Principal reductions in note payable                                (10,970)            -         (10,970)
                 Net cash provided by financing activities                17,401        776,190      1,230,598

Net Increase in Cash and Cash Equivalents                               (567,096)       531,120         44,443

Cash and Cash Equivalents at Beginning of Period                         611,539         80,419             -

Cash and Cash Equivalents at End of Period                            $   44,443    $   611,539    $    44,443


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Statements of Cash Flows - Continued



                                                                                                        For the Period
                                                                                                           March 25,
                                                                                                          1993 (Date
                                                                                                         of Inception)
                                                                              Year Ended                   through
                                                                              December 31,               December 31,
                                                                         1997             1996              1997

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the year for:
        Interest                                                      $    21,887     $     5,761      $    28,156


Supplemental Disclosure of Noncash Investing and
     Financing Activities:

        Common stock issued for subordinated notes
           payable                                                    $       -       $    16,158      $    34,158

        Common stock, stock warrants and stock options
           issued for services or technology                          $    30,000     $    10,857      $    49,457

        Common stock issued for note receivable                       $       -       $        -       $    (6,000)

        Common stock issued for purchase of patent                    $    10,000     $        -       $    10,000

        Equipment purchased under an installment
           note arrangement                                           $       -       $    28,022      $    28,022

        Common stock issued under Board Retainer Plans                $    70,000     $   210,000      $   287,500

        Other common stock issued as compensation                     $   130,000     $    42,000      $   172,000

        Deferred offering costs included in
           accounts payable                                           $    16,345     $        -       $    16,345


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Notes to Financial Statements

YearsEnded  December  31,  1997 and 1996 and the Period  March 25, 1993 (Date of
     Inception) through December 31, 1997



       1.Significant Accounting Policies:

       Organization - Ixion Biotechnology, Inc., a Delaware corporation (the "Company"), was incorporated on March 25, 1993 and has been in the development stage since its formation. The Company is in business to develop pharmaceutical products and medical devices to detect, diagnose, treat or prevent diabetes and oxalate-induced diseases. The Company has not generated significant revenues to date and has experienced operating losses since its inception. The Company expects to incur additional operating losses for the next several years as the Company expands its research and development and regulatory activities and prepares for the manufacturing and marketing of its products.

       Basis of Presentation - The Company is in the development stage since it is devoting substantially all of its efforts to establishing its business and its planned principal operations have not commenced. Successful completion of the Company's development program, and its transition to profitable operations, is dependent upon obtaining approval to market its products from the United States Food and Drug Administration and achieving revenues from the commercial development of its products.

       The Company's financial statements for the year ended December 31, 1997 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $781,954 for the year ended December 31, 1997 and, as of December 31, 1997, had a total capital deficiency of $1,979,359.

       In December, 1997, the Company commenced the public offering of 400,000 units of newly issued securities for an aggregate of $4,000,000. Each unit consists of one share of Common Stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. The Company requires the proceeds of the public offering to meet its planned operating requirements through December 31, 1998. The Company had received proceeds of $10,000 as of December 31, 1997. If the proceeds from the offering prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

       There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon obtaining additional financing.

       Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Notes to Financial Statements - Continued

YearsEnded  December  31,  1997 and 1996 and the Period  March 25, 1993 (Date of
     Inception) through December 31, 1997



Significant Accounting Policies - Continued:

       Income Taxes - Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       Property and Equipment - Property and equipment are stated at cost. Gains and losses on disposition are recognized in the year of the disposal. Expenditures for maintenance and repairs are expensed as incurred.

       Depreciation  is  computed  using  the  straight-line   method  over  the
       estimated lives of the assets (5 years).

       Patents and Patents Pending - Patents pending consist of direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life will begin upon issuance or they will be expensed immediately if rejected. At December 31, 1997, the Company has received final approvals on one patent and purchased another through the issuance of 1,000 shares of common stock. Patents are being amortized over 13-17 years. The Company periodically evaluates the recoverability of intangibles and measures any impairment by comparison to estimated undiscounted cash flows from future operations. The factors considered by management in performing this assessment include current operating results, trend and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

       Research and Development - Research and development costs are charged to expense as incurred.

       Other Assets - Other assets consists of organizational costs and loan costs associated with convertible notes. The organizational costs are being amortized on a straight-line basis over five years. Loan costs are being amortized over the term of the notes payable.

       Deferred Offering Costs - Fees, costs and expenses related to the public offering have been capitalized. These costs will be offset against the proceeds from the offering or expensed should the offering be abandoned.

       Deferred Rent - Deferred rent represents a portion of the rent payable under the Company's facilities license with the Biotechnology Development Institute ("BDI") and accrued interest thereon. The deferred amount bears non-cash interest at 12% on the outstanding balance, compounded annually. The Company will repay the liability through a 1% royalty on net sales of any products developed during its tenancy at the BDI, such royalty not to exceed the outstanding balance.

       Net Loss Per Share - Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is not presented, as the effects of including common equivalent shares from stock options, warrants and convertible notes payable in the computation is antidilutive.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



       2.Property and Equipment:

Property and equipment consists of the following as of December 31, 1997:

Computers and equipment ..............................           $       57,084
Computer software ....................................                      515
Library ..............................................                    1,104
                                                                         58,703
Less accumulated depreciation ........................                  (23,008)

                                                                 $       35,695

       3.Notes Payable:

       On March 15, 1996, the Company entered into a written agreement to purchase certain laboratory equipment for a sales price of $32,309, payable in 36 monthly installments of $897, including interest, beginning August 1, 1996. As of December 31, 1997, $17,052 in principal remains outstanding under this agreement.

       In September, 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due 2001. The private placement provided investors with the option of either 10% Convertible Unsecured
       Notes ("10% Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrue interest at the stated rate until maturity, or conversion, and pay interest quarterly commencing on November 30, 1996. The 10% Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes are non-interest bearing and are convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 to $2.10. The variable conversion prices are based on the length of time the investor holds the notes prior to conversion, declining at the rate of $.10 per quarter commencing November, 1996 from the initial conversion price of $4.20 which is greater than the market value of the common stock at the date of issuance. The fair value of the beneficial conversion feature of $285,835 at September, 1996 has been recorded as debt discount, reducing notes payable and increasing additional paid-in capital. The debt discount is being amortized using the effective interest method over the term of the Variable Notes and to the date of the deepest discount. As of December 31, 1997, there were $215,600 of 10% Notes and $571,670 of the Variable Notes outstanding ($362,059 net of unamortized debt discount of $209,611 at December 31, 1997.
       Accrued interest on the 10% Notes totalled $1,796 as of December 31, 1997.

       In December, 1997, the Company entered into short-term loan agreements with officers of the Company for a total of $75,000. The loans accrue interest at 8% and are due on demand (Note 8).

       Future principal maturities of notes payable for each of the five years subsequent to December 31, 1997 are as follows:



          Year Ending
              1998                                       $  85,570
              1999                                           6,482
              2000                                            --
              2001                                         787,270

                   Total                                 $ 879,322

       4.Income Taxes:

       The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 1997:



Deferred compensation ................................          $       188,000
Net operating loss carryforward ......................                  598,000

Deferred tax asset ...................................                  786,000
Valuation allowance ..................................                 (786,000)

Net deferred tax asset ...............................          $           --


       Any tax benefits for the years ended December 31, 1997 and 1996 and the period March 25, 1993 (date of inception) through December 31, 1997 computed based on statutory federal and state rates are completely offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.



       5.Common Stock Warrants:

       During 1996, the Company issued warrants to purchase 8,022 shares of common stock to the University of Florida Research Foundation ("UFRFI"). The warrants were issued as part of a license agreement with UFRFI whereby Ixion is authorized to occupy space at a UFRFI facility. The agreement calls for the Company to pay $18 per square foot annually for the space that the Company currently occupies, payable at $11 per square foot in cash and $7 per square foot through issuance of common stock warrants.

       The 8,022 warrants issued in connection with the UFRFI license agreement in 1996 are accounted for under the provisions of Statement of Financial Accounting Standards Board No. 123, Accounting for Stock Based Compensation. This standard requires equity instruments issued in exchange for goods or services to be accounted for at the fair value of goods or services received or equity investments issued, whichever is more measurable. In connection with the issuance of the 1996 warrants, the Company received cash license payment reductions of $10,857, the value assigned to the warrants, or $1.35 per warrant, which was charged to rent (prepaid or expense).

       During 1997, the Company issued warrants to purchase 6,000 shares of common stock to a consulting firm as part of a consulting agreement (Note
       8). The warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, as noted above. The value assigned was $5.00 per warrant, based on the difference between the exercise price of $5.00 and a $10.00 market value at date of grant, for a total of $30,000 to consulting expense. The value assigned approximates that derived from a Black-Scholes valuation model assuming an average discount rate of 5.5%, a volatility factor of 30% and an expected term of one year.

       Common stock warrants outstanding at December 31, 1997 are as follows:



               Number        Exercise Price          Expiration Date

               17,630          $   2.00              August 31, 2000
                6,000          $   5.00       February, 2002 - October, 2002




       6.Stock Option Plan:

       In August, 1994, the Board of Directors adopted the 1994 Stock Option Plan, under which 250,000 shares of common stock were reserved for issuance upon exercise of options granted to non-employee directors, officers, employees, members of the Scientific Advisory Board and consultants of the Company. Options vest at the rate of 20% per year and are exercisable generally within ten years after date of grant. Activity under the Company's stock option plan is set forth below:


                                                                     Exercise
                                       Shares .............           Price

Outstanding at January 1, 1994 ......    --                             --
   Granted ..........................  2,000                         $   0.02
   Exercised ........................    --                             --
Outstanding at December 31, 1994 ....  2,000                         $   0.02
   Granted ..........................  3,500                         $   0.75
   Exercised ........................    --                             --
Outstanding at December 31, 1995 ....  5,500                      $0.02 - $ 0.75
   Granted .......................... 13,000                         $   3.00
   Exercised ........................    --                             --
Outstanding at December 31, 1996 .... 18,500                      $0.02 - $ 3.00
   Granted .......................... 25,400                      $6.00 - $10.00
   Exercised ........................                                   --
Outstanding at December 31, 1997 .... 43,900

       The status of options outstanding at December 31, 1997 is as follows:


                                                          Weighted                  Weighted
                 Exercise                                  Average                  Average                Number
                  Price              Shares            Remaining Life            Exercise Price         Exercisable

                  $  .02              2,000              6.5  years                 $  .02                   1,333
                  $  .075             3,500              7.5  years                 $  .075                  1,808
                  $ 3.00             13,000              8.5  years                 $ 3.00                   3,900
                  $ 6.00              3,000              9.33 years                 $ 6.00                      -
                  $ 7.50              2,000              9.4  years                 $ 7.50                      -
                  $10.00             20,400              9.5  years                 $10.00                   6,250

                                     43,900                                                                 13,291


       The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock issued to employees under this plan. Compensation expense resulting from stock options is measured at the grant date based upon the difference between the exercise price and the market value of the common stock. All stock options issued to employees were granted at an exercise price equal to the market value at the date of grant.

       Given the limited time period that the Company's stock has been publicly traded, as well as the lack of history to estimate patterns of exercise and option term, fair value disclosures required under FASB Statement No. 123 are provided as a range from low to high for the expected term and volatility. Fair value is estimated using the Black-Scholes option pricing model and the following assumptions:



                                                1997                  1996
                                           Low       High       Low        High

Discount Rate .......................      6.09%     6.38%      6.74%      7.04%

Volatility ..........................       30%       60%        30%        60%

Option Life (Years) .................       5          9          5          9

       The weighted average fair value of options granted to other than non-employee consultants during fiscal year 1997 and 1996 was in the range of $3.82 to $7.31 and $1.17 to $2.21 per option, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for these awards consistent with the method of FASB Statement No. 123, the Company's reported net loss and loss per share for fiscal year 1997 and 1996 would have been as follows:



                                                   Low                High

     1997 Net Loss ...................        $  792,985        $    802,995
     1997 Loss Per Share .............            -0.32               -0.33

     1996 Net Loss ...................           555,414             556,991
     1996 Loss Per Share .............            -0.23               -0.23


       The Company applies Statement of Financial Accounting Standards No. 123 for stock options issued to non-employee consultants. In 1997, the Company granted 5,000 options at exercise prices of $6.00 - $7.50 per share and will record consulting expense as the options vest for the difference between the exercise price and the market values at grant date of $10.00.



       7.Board Retainer Plan:

       The Company does not pay cash compensation to outside members of the Board of Directors or to members of the Company's Scientific Advisory Board. Accordingly, in August, 1994, the Board of Directors adopted the 1994 Board Retainer Plan, under which 75,000 shares of common stock were reserved for non-employee directors and members of the Scientific Advisory Board.

       New outside members of the Board or the Scientific Advisory Board receive 5,000 shares upon joining, and all will receive 1,000 shares annually during the pendency of the Board Retainer Plan. Shares either vest upon delivery or time of service. For the shares which vest over time of service, unearned compensation equivalent to the fair value at the date of grant is credited to capital deficiency and amortized over the service period to compensation expense. Shares which vest upon delivery are recorded as compensation expense upon issuance. At December 31, 1997, a total of 57,000 shares had been granted under this Plan. Compensation expense recognized in connection with such awards for the years ending December 31, 1997 and 1996 was $83,000 and $133,834, respectively. Unearned compensation of $202,688 remains to be recognized as expense over future periods of service.

       8.Related-Party Transactions:

       Commencing with the founding of the Company, two executives, the Chairman/Chief Executive Officer and the President, made loans to the Company pursuant to the terms of a convertible promissory note (the "Subordinated Note Agreement"). Under the terms of the Subordinated Notes, principal amounts were convertible into common stock at a price per share not greater than the lowest price per share (adjusted for stock splits, stock dividends, or other dilution) at which shares of the Company's common stock have been issued during the 12-month period immediately prior to the notice of election to convert.

       On September 30, 1994, these officers each converted $9,000 of Subordinated Notes into an aggregate of 900,000 shares of the Company's common stock, at a price of $0.02 per share. On June 30, 1996, the remaining obligation on these notes was converted by the officers into a total of 21,544 shares of the Company's common stock, at a price of $0.75 per share.

       In addition, the Company has agreed to defer the payment of the 1993, 1994 and part of the 1995, 1996 and 1997 salaries of the Chairman/Chief Executive Officer and the President pursuant to agreements between the Company and such executives. Similar agreements are in effect with the Company's Senior Vice President and Chief Scientist. Payments are to be made only upon termination of employment (which may be by death, disability, retirement, or otherwise) and may be in a lump sum or as an annuity. Amounts bear interest, compounded annually, at a rate established by the Board of Directors, currently 8.0%. These obligations are unfunded recorded liabilities of the Company.

       On October 10, 1994, Dr. A.B. Peck, who is an executive officer and consultant, assigned to the Company all his interest in certain oxalate technology (subject to prior rights of the University of Florida) and agreed to an exclusive consulting agreement with the Company in exchange for an aggregate of 650,000 shares of common stock at a price of $0.02 per share. The Company has a consulting agreement with Dr. Peck for 48 days of service per year for $50,000 per year which expires on December 31, 1999.

       On November 10, 1994, members of the immediate families of the founders of the Company, including a partnership in which the Chairman/Chief Executive Officer has an undivided 25% interest, purchased an aggregate of 140,000 shares of the Company's common stock pursuant to an Agreement to Purchase Shares dated as of such date, for a price of $0.10 per share, or $14,000 in the aggregate.

       On April 16, 1996, the Chairman/Chief Executive Officer and the President of the Company each entered into an agreement to extend the Company up to $25,000 in the form of a bridge loan. Interest on the notes is at 8%, but can be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. In addition, on June 21, 1996, the Chairman/Chief Executive Officer agreed to increase his loan commitment to an amount up to $150,000, if necessary, to enable the Company to continue operations. At December 31, 1997, there are total loans of $75,000 outstanding to these officers of the Company (Note 3).

       In December, 1996, the Company entered into a consulting agreement, terminable upon 90 days notice by either party, with a company whose president is an officer of the Company. The company is to be paid $5,000 monthly and could receive warrants for up to 20,000 shares of Common Stock upon the achievement of certain milestones. Through December 31, 1997, the consultants had been paid $60,000 and were issued warrants for 6,000 shares of Common Stock (Note 5).

       In 1997, the Company engaged the services of a printer in connection with the offering. The printer is partially owned by the Company's Chief Executive Officer. Through December 31, 1997, the printer has not rendered any services, and accordingly, has not been paid.



       9.Sponsored Research Agreement:

       On June 5, 1996, the Company entered into an agreement with Genetics Institute, Inc. ("GI") relating to Islet Producing Stem Cells Technology. Under the agreement, GI sponsored certain research by the Company and provided funding of $275,000 over a 12-month period, plus patent expenses of approximately $35,000. The agreement with GI was not extended after the initial 12-month period. The revenue under this contract was recognized on a pro rata basis consistent with the period over which the research was conducted as well as upon delivery of certain research reports. Under the agreement, the Company is required to reimburse GI for certain patent costs if GI does not exercise its option for an exclusive license for the technology. As of December 31, 1997, GI has not exercised their right for an exclusive license to this technology and such costs are recorded as a liability.

       10.        Risks and Uncertainties:

       Approximately 61% of 1997 revenues and 80% of 1996 revenues consisted of revenues related to a single sponsored research agreement which expired in 1997.

       The Company's product candidates are in an early stage of development. The Company has not completed the development of any products and, accordingly, has not received any regulatory approvals or commenced marketing activities. No revenues have been generated from the sale of its products.

       The Company's development and commercialization rights for its proposed products are derived from its license agreements with the University of Florida and others. A deterioration in the relationship between the Company and the University of Florida could have a material adverse effect on the Company.

       The Company is aware of potentially significant risks regarding the patent rights licensed by the Company relating to Islet Progenitor/Stem Cells and to its oxalate technology. The Company may not be able to commercialize its proposed diabetic products due to patent rights held by third parties other than the Company's licensors.



       11.        Commitments:

       The Company issued 1,000 shares of restricted common stock in exchange for a patent in February, 1997. In addition to the issuance of stock, the Company will be required to pay royalties of 2% of net sales, if any, generated from the patented technology.



       12.        Subsequent Events:

       Through March 27, 1998, the Company has received proceeds of $180,500 by selling 18,050 units of Common Stock and Charitable Benefit Warrants in an initial public offering at $10.00 per unit.