Form 10QSB
period 1998-03-31
IXION BIOTECHNOLOGY INC
filed 1998-05-15
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

                    [ ] TRANSITION REPORT UNDER SECTION 13 OR
                     15 (d) OF THE EXCHANGE ACT OF 1934 For
                          the transition period from to

                                  -------------

                        Commission file number: 333-34765


                           Ixion Biotechnology, Inc..
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                  -------------

          Delaware                                        59-3174033
  (State of incorporation)                (I.R.S.  Employer  Identification No.)
                              12085 Research Drive
                                Alachua, FL 32615
                    (Address of principal executive offices)

                   Registrant's telephone number: 904-418-1428

                                                    -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 13, 1998 was 2,472,194.

================================================================================

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB


Part 1 - Financial Information                                            Page
                                                                          ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - March 31, 1998..........................2

         Condensed  Statements of Operations - Three
         Months Ended March 31, 1998
         and 1997 and for the period March 25, 1993
         (Date of Inception) through March 31, 1998........................3

         Condensed  Statements of Cash Flows - Three
         Months Ended March 31, 1998
         and 1997 and for the period March 25, 1993
         (Date of Inception) through March 31, 1998........................4

         Notes to Condensed Financial Statements...........................5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations or Plan of Operation...................................6

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................10

Signatures.................................................................10

Part I.  Financial Information
Item 1.  Financial Statements

Balance Sheet
March 31, 1998
Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                                           $ 24,591
   Accounts receivable                                                    1,770
   Prepaid expenses                                                         981
   Other current assets                                                     500
                                                                       --------
                 Total current assets
                                                                         27,842

Property and Equipment, net                                              32,592

Other Assets:
    Patents and patents pending, net                                    220,017
    Other
                                                                          7,566
                 Total other assets                                     227,120
                                                                       --------
                  Total Assets                                         $288,017
                                                                       ========

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                                 $   52,679
    Current portion of notes payable                                     85,770
    Accrued expenses                                                     49,249
                                                                     ----------
         Total current liabilities                                      187,698

Long-Term Liabilities:
    Notes payable                                                       595,542
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            10,123
    Deferred fees and salaries, including accrued interest              535,869
                                                                     ----------
                   Total long-term liabilities
                                                                      1,183,851
                     Total liabilities
                                                                      1,371,549

Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000,
       issued and outstanding 2,471,694 shares at March 31               24,717
    Common stock warrants outstanding                                    35,494
    Additional paid-in capital                                        1,222,973
    Deficit accumulated during the development stage                 (2,213,068)
    Less unearned compensation                                         (153,648)
                                                                    -----------
                  Total capital deficiency
                                                                     (1,083,532)

Total Liabilities and Capital Deficiency                            $   288,017
                                                                    ===========

See accompanying notes to condensed financial statements


                                                                       For the Period
                                                                          March 25,
Statements of Operations                                                 1993 (Date
                                                                        of inception)
                                               Three Months Ended         through
                                                   March 31,             March 31,
                                           __1998__        __1997__     ____1998____
                                                  Unaudited              Unaudited
Revenues:

   Income under research agreement        $         0    $    87,312    $   275,001
   Income from SBIR Grant                           0              0         91,650
   Interest income                                146          4,435         23,113
   Other income                                   981            899         15,529
                                           -----------    -----------     -----------
            Total revenues                      1,127         92,646        405,293
                                           -----------    -----------     -----------


Expenses:
  Operating, general and administrative       118,884        104,832      1,216,994
  Research and development                     87,562        138,217      1,173,693
  Interest                                     28,390         13,154        227,674
                                           -----------    -----------    -----------

                 Total expenses               234,836        256,203      2,618,361
                                           -----------    -----------    -----------


Net Loss                                  $  (233,709)   $  (163,557)   $(2,213,068)
                                            ===========    ===========   ===========


Net Loss per Share (Basic)                $     (0.10)   $     (0.07)
                                            ===========    ===========

Weighted Average Common Shares              2,460,070      2,449,411
                                            ===========    ===========






















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                              For the Period
                                                                                              March 25, 1993
                                                                        Three Months        (Date of inception)
                                                                       Ended March 31,            through
                                                                 __1998__          __1997__   March 31, 1998
                                                                         Unaudited              Unaudited
Cash Flows from Operating Activities:

    Net loss                                                     $  (233,709)   $  (163,557)   $(2,213,068)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation                                                  3,104          2,787
                                                                                                    27,504
         Amortization                                                    713            791
                                                                                                     4,557
         Amortization of debt discount                                14,292           --
                                                                                                    90,516
         Stock warrants issued under license agreement                  --             --
                                                                                                    20,465
         Stock options/warrants issued for consulting services          --             --
                                                                                                    30,000
         Stock compensation                                           23,840         28,600        280,653
         Decrease (increase) in prepaid expenses and
                other current assets                                     421          4,079
                                                                                                    (1,306)
         Decrease (increase) in accounts receivable                     --          (30,851)
                                                                                                    (1,770)
         Increase (decrease) in deferred revenue                        --          (50,000)
                                                                                               -----------
         Increase (decrease) in liability under
                research agreement                                      --             --
                                                                                                    42,317
         Increase (decrease) in accounts payable and
                accrued expenses                                       7,405         10,360        102,598
         Increase in deferred fees and salaries                       59,453          7,609
                                                                                                   509,317
         Increase in deferred rent                                     3,637           --
                                                                                                    10,123
         Increase in interest payable                                   --             --
                                                                                -----------    -----------
                                                                                                    33,198
                  Net cash used in operating activities             (120,844)      (190,182)
                                                                                -----------    -----------
                                                                                                (1,064,896)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                 --           (1,161)
                                                                                                   (31,897)
     Organization Costs                                                 --             --
                                                                                                      (436)
     Payments for patents and patents pending                         (3,671)       (46,317)
                                                                                -----------    -----------
                                                                                                  (213,441)
                  Net cash used in investing activities               (3,671)       (47,478)
                                                                                -----------    -----------
                                                                                                  (245,774)

Cash Flows from Financing Activities:
     Proceeds from issuance of subordinated notes
         payable to related parties                                     --             --
                                                                                                   105,307
     Proceeds from issuance of convertible notes payable                --             --
                                                                                                   787,270
     Proceeds from issuance of common stock                          145,500           --
                                                                                                   568,200
     Principal reductions in notes payable                            (2,692)          --
                                                                                                   (13,662)
     Payment of deferred offering costs                              (38,145)          --
                                                                                                  (100,774)
     Payment of loan costs                                              --             --
                                                                                -----------    -----------
                                                                                                   (11,080)
                  Net cash provided by (used in)
                        financing activities                         104,663           --
                                                                                -----------    -----------
                                                                                                 1,335,261

Net Increase (Decrease) In Cash and Cash Equivalents                 (19,852)      (237,659)        24,591

Cash and Cash Equivalents at Beginning of Period                      44,443        611,539
                                                                                -----------    -----------
                                                                                               -----------
Cash and Cash Equivalents at End of Period                       $    24,591    $   373,880    $    24,591
                                                                 ===========    ===========    ===========

See accompanying notes to condensed financial statements

 Notes to Condensed Financial Statements
Three Month Period Ended March 31, 1998

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the three months ended March 31, 1998 and 1997 and for the period March 25, 1993 (date of inception) through March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 1998:

             Deferred compensation             $ 212,000
             Net operating loss carryforward     662,000
                                                 ------
             Deferred tax asset                  874,000
             Valuation allowance               $(874,000)
                                                 ------

             Net deferred tax asset            $ __0_ _
                                                 ======

3.    Stockholder's Equity

     In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and a .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. The Company requires the proceeds of the public offering to meet its planned operating requirements through December 31, 1998. The Company had received proceeds of $155,500 through March 31, 1998. The offering will continue until all Units have been sold or until December 10, 1998, unless sooner terminated or extended. If the proceeds from the offering prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

     There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon obtaining additional financing.

     Deferred offering costs of $100,774 have been offset against the proceeds of the offering through March 31, 1998.

     In February of 1998, 8,400 shares of stock previously issued to an employee in exchange for services to be rendered were returned to the Company when the employee resigned. This resulted in a reversal of paid-in capital and unearned compensation, but had no net effect on capital deficiency.

4.    Related Party Transactions

     In 1997, the Company engaged the services of a printer in connection with its public offering. The printer is partially-owned by the Company's President, who is also CEO of the printer. Through March 31, 1998, the printer has charged $8,752 in connection with its services.

5.    Subsequent Events
     Through May 12, 1998, the Company has received proceeds of $185,500 by selling 18,550 units of Common Stock and Charitable Benefit Warrants in its initial public offering at $10.00 per unit

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.


Overview

         The Company is a development stage, biotechnology company. The Company is considered to be in the development stage because it is devoting substantially all of its efforts to establishing its business and its planned principal operations have not commenced.

         Since its inception in March of 1993, the Company's efforts have been principally devoted to research and development, securing patent protection, and raising capital. The Company has not received any revenues from the sale of products. The Company expects its initial product, a molecular diagnostic test, the Ixion Oxalobacter formigenes Monitor, will generate revenue during 1998;
however it does not expect any of its other product candidates to be commercially available for at least the next several years. From inception through March 31, 1998, the Company has sustained cumulative losses of $2,213,068. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, research and development, patent preparation and prosecution, and interest.

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

Results of Operations

         The Company's revenues under the GI research agreement decreased from $87,312 in the first three months of 1997 to $0 in 1998. Revenues under the Genetics Institute agreement ceased at the end of the agreement in 1997.

         Interest income decreased 97% from $4,435 in the first three months of 1997 to $146 in the first three months of 1998. This decrease was attributable to the expenditure of the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which were invested during 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes will cease in 1998, but will be replaced, in part, with income from the investment of the proceeds of the Company's public offering of Units in 1998.

         Operating, general and administrative expenses increased 13.4% from $104,832 in the first three months of 1997 to $118,884 in the equivalent period of 1998. These increased expenses reflect increased personnel and increased legal expenses in the first three months of 1998 compared to the first three months of 1997. The Company expects its general and administrative expense to increase during 1998 as a result of the hiring of additional personnel, increased amortization of capitalized patent costs as new patents are issued, continued amortization of capitalized private placement expenses, and increased legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses decreased 36.6% from $138,217 in the first quarter of 1997 to $87,562 in the first quarter of 1998, primarily as a result of a temporary reduction in research and development personnel and concomitant reduction in lab supplies. The Company anticipates that its research and development expenses will increase during the remainder of 1998 as the Company expands research and development programs and preclinical and clinical testing for its product candidates and technologies under development.

          Interest expense increased 115.8 % from $13,154 in the first three months of 1997 to $28,390 in the first three months of 1998 due primarily to cash interest on the Company's 10% Notes, the amortization of debt discount (initially $285,835) attributable to the beneficial conversion feature of the Company's Variable Notes, both issued in the last quarter of 1996, interest on working capital loans, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional working capital loans the Company expects to incur..

Liquidity and Capital Resources

         In December, 1997, the Company commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of Common Stock at a price of $20.00 per share. The Offering is being made in nine states, primarily over the Internet, directly by the Company, except in Florida where sales must be made through a broker. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The offering will be terminated upon the earliest of: the sale of all Units, December 10, 1998 (unless extended), or the date on which the Company decides to close the offering. At March 31, 1998, a total of 15,550 Units ($155,500) had been sold pursuant to the offering.

         During 1997, the Company's development activities were funded primarily by a private placement transaction in which it sold Unsecured Convertible Notes for an aggregate gross consideration of $787,270. In addition, the Chairman and Chief Executive Officer and the President of the Company have entered into an agreements to extend the Company up to $150,000 and up to $25,000, respectively, in the form of bridge loans. Interest on the loans is at 6.54% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $75,000, which was still outstanding at March 31, 1998. The Company expects to borrow and repay under these facilities from time to time to meet working capital needs. The Company does not have any bank financing arrangements. The Company's long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and a chattel mortgage agreement.

         At March 31, 1998, the Company had $24,591 in cash and cash equivalents. Until required for operations, the Company's policy is to invest its cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

         On January 1, 1996, the Company purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At March 31, 1998, $14,359 in principal remains outstanding under this agreement..

         For the period March 25, 1993 (date of inception) through March 31, 1998, the Company made payments of approximately $221,800 associated with the prosecution of various patent applications. As further research continues and the Company acquires additional patent rights, management expects the patent-related payments to increase.

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

         Through March 31, 1998, the Company had paid offering-related expenses of $100,774 which have been applied against the proceeds of the public offering.

         On August 1, 1998, upon the expiration of its current lease, the Company will relocate to comparable rental facilities near its present location at rents per square foot which are not expected to be materially more than its current rent. The Company will continue to have access to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect the Company's research and development operations; however, the Company will have relocation expenses and will be obliged to purchase or lease laboratory and office furnishings and equipment currently available under its lease with the Biotechnology Development Institute. The Company estimates that the principal amount of such lease or purchase is $40,000.

         The Company has incurred negative cash flows from operations since its inception, and has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, commence clinical trials, and diversify its technology. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of the XEntrIx (TM) Oxalobacter formigenes Monitor (the Company's new diagnostic test) and IxC1-62/47 (the Company's lead therapeutic compound), progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost of contract manufacturing and research organizations, cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of its products. The Company requires the proceeds of the public offering commenced in December 1997 to meet its planned operating requirements through December 31, 1998. In the event the Company's plans change or its assumptions change or prove to be inaccurate or the proceeds of the offering prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. In addition, the Company will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through regulatory approval to commercialization. The terms and prices of any equity or debt financings may be significantly more favorable than those of the units sold in the offering. The Company does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale-back, or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products, or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.



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

     C further preclinical development of a quantitative version of the Company's molecular diagnostic, the XEntrIx (TM) Oxalobacter formigenes Monitor,

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

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit     Description                                                 Page

   (2)      Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                   None

   (4)      Instruments defining the Rights of Security Holders         None

  (10)      Material Contracts                                          None

  (11)      Statement re: Computation of Per Share Earnings             None

  (15)      Letter re: Unaudited Interim Financial Information          None

  (18)      Letter re: Change in Accounting Principles                  None

  (19)      Report Furnished to Security Holders                        None

  (22)      Published Report re: Matters Submitted to Vote of
            Security Holders                                            None

  (23)      Consents of Experts and Counsel                             None

  (24)      Power of Attorney                                           None

  (27)      Financial Data Schedule

  (99)      Additional Exhibits                                         None

(b) Reports on Form 8-K                                                 None


                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Ixion Biotechnology, Inc.


Dated: May 7, 1998                         By: /s/ Weaver H. Gaines
                                               --------------------
                                           Weaver H. Gaines
                                           Chairman and Chief  Executive Officer

Dated: May 7, 1998                         By: /s/ David C. Peck
                                               -----------------
                                           David C. Peck
                                           President and Chief Financial Officer
                                           (Principal Financial Officer

Dated: May 7, 1998                         By: /s/ Kimberly A. Ramsey
                                               ----------------------
                                           Kimberly A. Ramsey
                                           Controller
                                           (Principal Accounting Officer)