Form 10QSB
period 1998-06-30
IXION BIOTECHNOLOGY INC
filed 1998-08-17
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 1998 was 2,481,694.

================================================================================

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB


Part 1 - Financial Information                                             Page
                                                                           ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - June 30, 1998.............................2

         Condensed  Statements  of  Operations - Three and
         Six Months Ended June 30, 1998 and 1997 and for
         the period March 25, 1993(Date of Inception) through
         June 30, 1998.......................................................3

         Condensed Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997 and for the period
         March 25, 1993 (Date of Inception) through June 30, 1998............5

         Notes to Condensed Financial Statements.............................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of Operation............8

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................14

Exhibit Index...............................................................15

Part I.  Financial Information
Item 1.  Financial Statements

Balance Sheet
June 30, 1998
Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                                $           18,961
   Accounts receivable                                                   2,061
   Prepaid expenses                                                        560
   Other current assets                                                    500
                                                           --------------------
                 Total current assets                                   22,082

Property and Equipment, net                                             29,767

Other Assets:
    Patents and patents pending, net                                   245,192
    Other, net                                                           7,011
                 Total other assets                                    252,203
                                                              -----------------
                  Total Assets                               $         304,052
                                                               ================

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                         $          61,565
    Bridge loans payable to officers                                   145,000
    Current portion of notes payable                                    10,770
    Accrued expenses                                                    47,184
    Interest payable                                                     1,797
         Total current liabilities                                     266,316

Long-Term Liabilities:
    Notes payable                                                      607,141
    Liability under research agreement                                  42,317
    Deferred rent, including accrued interest                           14,043
    Deferred fees and salaries, including accrued interest             596,163
                                                               ----------------
                   Total long-term liabilities                       1,259,664
                     Total liabilities                               1,525,980

Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000,
       issued and outstanding 2,476,694 shares at June 30               24,767
    Common stock warrants outstanding                                   35,494
    Additional paid-in capital                                       1,267,246
    Deficit accumulated during the development stage                (2,422,127)
    Less unearned compensation                                        (127,308)
                  Total capital deficiency                          (1,221,928)
Total Liabilities and Capital Deficiency                      $        304,052
                                                                ===============

See accompanying notes to condensed financial statements

Statements of Operations

                                              Three Months Ended
                                                   June 30,
                                           __1998__        __1997__
                                                   Unaudited
Revenues:
   Income under research agreement        $         0    $    62,688
   Income from SBIR Grant                           0         18,000
   Interest income                                 69          3,043
   Other income                                 1,295            899
                                          -----------    -----------
            Total revenues                      1,364         84,630
                                          -----------    -----------

Expenses:
  Operating, general and administrative        80,909         67,800
  Research and development                    101,310        184,374
  Interest                                     28,204         12,999
                                          -----------    -----------
                 Total expenses               210,423        265,173
                                          -----------    -----------

Net Loss                                  $  (209,059)   $  (180,543)
                                          ===========    ===========

Basic and Diluted Net Loss per Share      $     (0.08)   $     (0.07)
                                          ===========    ===========

Weighted Average Common Shares              2,475,201      2,454,777
                                          ===========    ===========






















See accompanying notes to condensed financial statements


                                                                            For the Period
                                                                               March 25,
Statements of Operations                                                       1993 (Date
                                                                             of inception)
                                   Six Months Ended                            through
                                      June 30,                                 June 30,
                                      __1998__             __1997__          ____1998____
                                               Unaudited                      Unaudited
Revenues:
  Income under research agreement   $         0          $    150,000       $     275,001
   Income from SBIR Grant                     0                18,000              91,650
   Interest income                          215                 7,478              23,182
   Other income                           2,276                 1,799              16,824
                                    --------------       ---------------    ---------------
       Total revenues                     2,491               177,277             406,657
                                    --------------       ---------------    ---------------


Expenses:
  Operating, general and admin.         199,793               160,131           1,297,903
  Research and development              188,872               347,590           1,275,003
  Interest                               56,594                26,154             255,878
                                    --------------       ---------------    ---------------
       Total expenses                   445,259                533,875          2,828,784
                                    --------------       ---------------    ---------------


Net Loss                            $  (442,768)         $    (356,598)     $  (2,422,127)
                                    ==============       ===============    ===============


Basic & Diluted Net Loss per Share  $    (0.18)          $      (0.15)
                                    ==============       ===============

Weighted Average Common Shares        2,471,228              2,452,094
                                    ==============       ===============






















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                              For the Period
                                                                                                 March 25,
                                                                                                1993 (Date
                                                                                               of inception)
                                                 Six Months Ended                                through
                                                    June 30,                                    June 30,
                                                    __1998__               __1997__           ____1998____
                                                               Unaudited                         Unaudited
Cash Flows from Operating Activities:
    Net loss                                      $    (442,768)          $     (344,098)    $ (2,422,127)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
         Depreciation                                     5,928                    5,676           30,328
         Amortization                                     1,578                    1,110            5,422
         Amortization of debt discount                   28,584                     -             104,808
         Stock warrants issued under license
             agreement                                     -                      20,465           20,465
         Stock options/warrants issued for
             consulting services                           -                        -              30,000
         Stock compensation                              50,181                   78,658          306,994
         Decrease (increase) in prepaid
             expenses and other current assets              841                    4,035             (886)
         Decrease (increase) in accounts
             receivable                                    (291)                 (44,351)          (2,061)
         Increase (decrease) in deferred revenue           -                    (100,000)            -
         Increase (decrease) in liability under
                research agreement                         -                      38,963           42,317
         Increase (decrease) in accounts payable
                and accrued expenses                     16,921                    3,232          112,114
         Increase in deferred fees and salaries         119,747                   15,218          569,611
         Increase in deferred rent                        7,557                     -              14,043
         Increase in interest payable                      -                        -              33,198
                                                  ----------------        ----------------   ----------------

             Net cash used in
              operating activities                     (211,722)                (321,092)      (1,155,774)
                                                  ----------------        ----------------   ----------------

Cash Flows from Investing Activities:
     Purchase of property and equipment                    -                     (1,702)          (31,897)
     Organization Costs                                    -                       -                 (436)
     Payments for patents and patents pending           (29,156)                (77,802)         (238,926)
                                                  ----------------        ----------------   ----------------
        Net cash used in investing activities           (29,156)                (79,504)         (271,259)
                                                  ----------------        ----------------   ----------------

Cash Flows from Financing Activities:
     Proceeds from issuance of subordinated
         notes payable to related parties                70,000                    -              175,307
     Proceeds from issuance of convertible
         notes payable                                     -                       -              787,270
     Proceeds from issuance of common stock             195,500                    -              618,200
     Principal reductions in notes payable               (6,282)                 (7,381)          (17,252)
     Payment of deferred offering costs                 (43,822)                   -             (106,451)
     Payment of loan costs                                 -                       -              (11,080)
                                                  ----------------        ----------------   ----------------
            Net cash provided by (used in)
                 financing activities                   215,396                  (7,381)        1,445,994
                                                  ----------------        ----------------   ----------------

Net Increase (Decrease) In Cash and
      Cash Equivalents                                  (25,482)               (407,977)           18,961

Cash and Cash Equivalents at
      Beginning of Period                                44,443                 611,539              -
                                                  ----------------        ----------------   ----------------

Cash and Cash Equivalents at
      End of Period                               $      18,961           $     203,562      $     18,961
                                                  ================        ================   ================

See accompanying notes to condensed financial statements

 Notes to Condensed Financial Statements
Six Month Period Ended June 30, 1998

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1998 and 1997, and for the period March 25, 1993 (date of inception) through June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of June 30, 1998:

             Deferred compensation                   $ 235,000
             Net operating loss carryforward           722,000
                                                       ------
             Deferred tax asset                        957,000
             Valuation allowance                     $(957,000)

             Net deferred tax asset                  $  __0__
                                                       =======

3.    Stockholder's Equity

     In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and a .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. The Company requires the proceeds of the public offering to meet its planned operating requirements through December 31, 1998. The Company had received proceeds of $255,500 through July 31, 1998. The offering will continue until all Units have been sold or until December 10, 1998, unless sooner terminated or extended. If the proceeds from the offering prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

     There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon obtaining additional financing.

     Offering costs of $100,774 have been offset against the proceeds of the offering through June 30, 1998.

     In February of 1998, 8,400 shares of stock previously issued to an employee in exchange for services to be rendered were returned to the Company when the employee resigned. This resulted in a reversal of paid-in capital and unearned compensation, but had no net effect on capital deficiency.

4.    Related Party Transactions

     In 1997, the Company engaged the services of a printer in connection with its public offering. The printer is partially-owned by the Company's President, who is also CEO of the printer. Through June 30, 1998, the printer has charged $13,033 in connection with its services.

5.    Subsequent Events

     Through July 31, 1998, the Company has received proceeds of $255,500 by selling 25,550 units of Common Stock and Charitable Benefit Warrants in its initial public offering at $10.00 per unit

     Effective July 1, 1998, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 62,000 shares of Common Stock at an exercise price of $10.00 per share. Stock options are exerciseable only if vested. 12,500 of such options, granted to members of the Scientific Advisory Board, vest over one year; the remainder vest over five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

         The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on forms 10-KSB and in other SEC filings.


Overview

         The Company is a development stage, biotechnology company. The Company is considered to be in the development stage because it is devoting substantially all of its efforts to establishing its business and its planned principal operations have not commenced.

         Since its inception in March of 1993, the Company's efforts have been principally devoted to research and development, securing patent protection, and raising capital. The Company has not received any revenues from the sale of products. In June, the Company reached an agreement in principle with the University of Florida Diagnostic Referral Laboratories (the "DRL"), pursuant to which the DRL will offer the Company's initial product, a molecular diagnostic test, the XentrIx TM Oxalobacter formigenes Monitor, to physicians. Under this agreement, the Company may generate revenue during 1998; however it does not expect any of its other product candidates to be commercially available for at least the next several years. From inception through June 30, 1998, the Company has sustained cumulative losses of $2,407,127. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, research and development, patent preparation and prosecution, and interest.

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





Results of Operations

Three Months Ended June 30, 1998 and 1997

         Interest income decreased 97.7% from $3,043 in the second quarter of 1997 to $69 in the second quarter of 1998. This decrease was attributable to the expenditure of the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which were invested during 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes ceased in 1998.

         Operating, general and administrative expenses increased 19.3% from $67,800 in the second quarter of 1997 to $80,909 in the equivalent period of 1998. These increased expenses reflect increased personnel, increased advertising and promotion expense, and increased legal expenses in the second quarter of 1998 compared to the second quarter of 1997. The Company expects its general and administrative expense to increase during 1998 as a result of the hiring of additional personnel, increased amortization of capitalized patent costs as new patents are issued, continued amortization of capitalized private placement expenses, and increased legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses decreased 45% from $184,374 in the second quarter of 1997 to $101,310 in the second quarter of 1998, mainly due to a reduction of one technician, the termination of the Company's consulting contract with its regulatory advisor, and a significant reduction in the compensation of the Company's scientific advisors. The Company anticipates that its research and development expenses will increase during the remainder of 1998 when the Company expands research and development programs and preclinical testing for its product candidates and technologies under development.

          Interest expense increased 117% from $12,999 in the second quarter of 1997 to $28,204 in the second quarter of 1998 due primarily to cash interest on the Company's 10% Notes, the amortization of debt discount (initially $285,835) attributable to the beneficial conversion feature of the Company's Variable Notes, both issued in the last quarter of 1996, interest on bridge loans to officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional bridge loans and other working capital loans the Company expects to receive.

Six Months Ended June 30, 1998 and 1997

         The Company's revenues under the GI research agreement decreased from $150,000 in the six months ended June 30 of 1997 to $0 for that period in 1998. Revenues under the Genetics Institute agreement ceased at the end of the agreement in 1997.

         Interest income decreased 97% from $7,479 in the first six months of 1997 to $215 in the first six months of 1998. This decrease was attributable to the expenditure of the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which were invested during 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes ceased in the first quarter of 1998.

         Operating, general and administrative expenses increased 24.7% from $160,131 in the first six months of 1997 to $199,793 in the equivalent period of 1998. These increased expenses reflect increased legal expenses, increased accounting fees relating to Securities and Exchange Commission reporting, and increased advertising and promotion in the first six months of 1998 compared to the first six months of 1997. The Company expects its general and administrative expense to increase during 1998 as a result of the hiring of additional personnel, increased amortization of capitalized patent costs as new patents are issued, and increased legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses decreased 46% from $347,590 in the first six months of 1997 to $188,872 in the first six months of 1998, primarily as a result of a temporary reduction in research and development personnel during the first quarter of 1998, and concomitant reduction in lab supplies, together with a reduction of one technician, the termination of the Company's consulting contract with its regulatory advisor, and a significant reduction in the compensation of the Company's scientific advisors. The Company anticipates that its research and development expenses will increase during the remainder of 1998 as the Company expands research and development programs and preclinical and clinical testing for its product candidates and technologies under development.

          Interest expense increased 116% from $26,154 in the first six months of 1997 to $56,594 in the first six months of 1998 due primarily to cash interest on the Company's 10% Notes, the amortization of debt discount (initially $285,835) attributable to the beneficial conversion feature of the Company's Variable Notes, both issued in the last quarter of 1996, interest on bridge loans to officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional bridge loans to officers that the Company expects to receive.


Liquidity and Capital Resources

         In December, 1997, the Company commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of Common Stock at a price of $20.00 per share. The Offering is being made in nine states, primarily over the Internet, directly by the Company, except in Florida where sales must be made through a broker. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The offering will be terminated upon the earliest of: the sale of all Units, December 10, 1998 (unless extended), or the date on which the Company decides to close the offering. At July 31, 1998, a total of 25,550 Units ($255,500) had been sold pursuant to the offering.

         During 1997, the Company's development activities were funded primarily by a private placement transaction in which it sold Unsecured Convertible Notes for an aggregate gross consideration of $787,270. In addition, the Chairman and Chief Executive Officer and the President of the Company have entered into an agreements to extend the Company up to $150,000 and up to $25,000, respectively, in bridge loans. Interest on the bridge loans from officers is at 6.54% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $145,000, which was still outstanding at June 30, 1998. The Company expects to borrow and repay under these facilities from time to time to meet working capital needs. The Company does not have any bank financing arrangements. The Company's long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and the Unsecured Convertible Notes.

         At June 30, 1998, the Company had $18,961 in cash and cash equivalents. Until required for operations, the Company's policy is to invest its cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

         On January 1, 1996, the Company purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At June 30, 1998, $11,667 in principal remains outstanding under this agreement..

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

         Through June 30, 1998, the Company had paid offering-related expenses of $100,774 which have been applied against the proceeds of the public offering.

         On October 1, 1998, upon the expiration of its current lease, the Company will relocate to comparable rental facilities near its present location. The new lease will be for increased space and rent and for a three-year term with two one-year renewal options. The estimated annual rent (including amortization of an emergency generator which will belong to the Company at the end of the lease) will be approximately $79,000 per year (including utilities) compared to the current annual rent (including utilities) of $43,200. The Company will continue to have access to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect the Company's research and development operations; however, the Company will incur relocation expenses and will be obliged to purchase or lease laboratory and office furnishings and equipment currently available under its lease with the Biotechnology Development Institute. The Company estimates that the principal amount of such lease or purchase is approximately $80,000.

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



Product Research and Development Plan

         The Company's plan of operation for 1998 consists primarily of research and development and related activities including:

     * further development of the Company's IPSC research programs aimed at proprietary populations of functioning islets for transplantation into diabetic patients;

     * continuing the funding of the ongoing discovery program in which the Company intends to identify and characterize novel growth factors associated with the IPSCs, to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which the Company hopes to produce antibodies useful in stem cell isolation;

     * further preclinical development of a quantitative version of the Company's molecular diagnostic, the XEntrIx (TM) Oxalobacter formigenes Monitor,

     * further development of IxC1-62/47, including formulation, product characterization, method development, testing (including toxicology), cell line characterization, process development, clinical lot manufacturing, stability, research protocols, and preclinical studies for the Company's proposed products, primarily its oxalate-related products;

     *   continuing the prosecution and filing of patent applications; and

     *   hiring additional employees.

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

Part II - Other Information

Item 4.  Submission of matters to a Vote of Security Holders.

         The Company's annual meeting was held on June 12, 1998. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting. The total number of votes cast "For" and "Withheld" in respect of the following nominees are as set forth opposite their respective names:

         Nominees                   Votes For                   Votes Withheld

Weaver H. Gaines                    2,153,294                          0
David C. Peck                       2,153,294                          0
David M. Margulies                  2,153,294                          0
Vincent P. Mihalik                  2,153,294                          0
Karl-E. Arfors                      2,153,294                          0

         Finally, the shareholders of the Company ratified the selection of Coopers & Lybrand LLP as independent accountant for its fiscal year ended December 31, 1998, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

         Votes For                    Votes Against               Abstentions
         2,153,294                          0                          0

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

                            Ixion Biotechnology, Inc.


Dated: August 10, 1998               By:  /S/
                                       Weaver H. Gaines
                                       Chairman and Chief  Executive Officer

Dated: August 10, 1998               By:  /S/
                                       David C. Peck
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)

Dated: August 10, 1998               By:  /S/
                                       Kimberly A. Ramsey
                                       Controller (Principal Accounting Officer)

 Exhibit Index

 Exhibit                          Exhibit
   No.                          Description

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

  (18)     Letter re: Change in Accounting Principles                     None

  (19)     Report Furnished to Security Holders                           None

  (22)     Published Report re: Matters Submitted to Vote of
              Security Holders                                            None

  (23)     Consents of Experts and Counsel                                None

  (24)     Power of Attorney                                              None

  (27)     Financial Data Schedule

  (99)     Additional Exhibits                                            None

 (b)     Reports on Form 8-K
                  None



-  --------  (*)  Incorporated  by  reference  from the  Company's  Registration
                  Statement on Form SB-2, file no. 333-34765