Form 10QSB/A
period 1998-06-30
IXION BIOTECHNOLOGY INC
filed 1998-09-17
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB\A



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

                                  -------------

                        Commission file number: 333-34765


                           Ixion Biotechnology, Inc.
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

         Interest income decreased 97% from $7,478 in the first six months of 1997 to $215 in the first six months of 1998. This decrease was attributable to the expenditure of the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which were invested during 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes ceased in the first quarter of 1998.

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

         On January 1, 1996, the Company purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At June 30, 1998, $11,667 in principal remains outstanding under this agreement.

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

                            Ixion Biotechnology, Inc.


Dated: August 16, 1998               By:  /S/
                                       Weaver H. Gaines
                                       Chairman and Chief  Executive Officer

Dated: August 16, 1998               By:  /S/
                                       David C. Peck
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)

Dated: August 16, 1998               By:  /S/
                                       Kimberly A. Ramsey
                                       Controller (Principal Accounting Officer)

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