Form 10QSB
period 1998-09-30
IXION BIOTECHNOLOGY INC
filed 1998-11-13
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                        For the transition period from to

                                  -------------

                        Commission file number: 333-34765


                           Ixion Biotechnology, Inc..
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                  -------------
      Delaware                                               59-3174033
State of incorporation)                         (I.R.S. Employer Identification
                                                              No.)

                          13709 Progress Blvd., Box 13
                                Alachua, FL 32615
                    (Address of principal executive offices)

                   Registrant's telephone number: 904-418-1428

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 11, 1998 was 2,508,744.

================================================================================

                               Index to Form 10QSB


Part 1 - Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet  September 30, 1998.........................2

         Condensed Statements of Operations - Three and Nine Months Ended September 30, 1998 and 1997 and for the period March 25, 1993
         (Date of Inception) through September 30, 1998.......................3

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 1998 and 1997 and for the period March 25, 1993
         (Date of Inception) through September 30, 1998.......................5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations or Plan of Operation......................8

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
          13

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

Exhibit Index................................................................15

Part I.  Financial Information

Item 1.  Financial Statements

Balance Sheet
September 30, 1998
Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                                $           39,073
   Accounts receivable                                                   1,811
   Prepaid expenses                                                        140
   Other current assets                                                    500
                                                            -------------------
                 Total current assets                                   41,524

Property and Equipment, net                                             30,349

Other Assets:
    Patents and patents pending, net                                   280,466
    Other, net                                                           6,513
                                                            -------------------
                 Total other assets                                    286,979
                                                            -------------------
                  Total Assets                              $          358,852
                                                            ===================

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                        $           61,721
    Bridge loans payable to officers                                   250,000
    Current portion of notes payable                                     8,975
    Accrued expenses                                                    48,501
    Interest payable                                                     1,797
                                                            -------------------
         Total current liabilities                                     370,994
                                                            -------------------

Long-Term Liabilities:
    Notes payable                                                      620,535
    Liability under research agreement                                  42,317
    Deferred rent, including accrued interest                           17,822
    Deferred fees and salaries, including accrued interest             666,385
                                                            -------------------
                   Total long-term liabilities                       1,347,059
                                                            -------------------
                     Total liabilities                               1,718,053
                                                            -------------------

Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000,
       issued and outstanding 2,508,144 shares at September 30          25,081
    Common stock warrants outstanding                                   35,494
    Additional paid-in capital                                       1,571,322
    Deficit accumulated during the development stage                (2,649,623)
    Less unearned compensation                                        (341,475)
                                                            -------------------
                  Total capital deficiency                          (1,359,201)
                                                            -------------------
Total Liabilities and Capital Deficiency                      $        358,852
                                                            ===================

See accompanying notes to condensed financial statements

Statements of Operations

                                                              Three Months Ended
                                                                         September 30,
                                                           __1998__             __1997__
                                                                      Unaudited
Revenues:
    ...................................

   Income under research agreement ....             $              0    $               0
   Income from SBIR Grant .............                            0               53,650
   Interest income ....................                          152                1,744
   Other income .......................                          981                  954
         Total revenues ...............                        1,133               56,348

Expenses:
  Operating, general and administrative                      107,135              117,287
  Research and development ............                       80,771              110,154
  Interest ............................                       40,723               29,106
         Total expenses ...............                      228,629              256,547

Net Loss ..............................             $       (227,496)   $        (200,199)

Basic and Diluted Net Loss per Share ..             $         (0.09)    $          (0.08)

Weighted Average Common Shares ........                    2,505,361            2,464,644






















See accompanying notes to condensed financial statements

                                                                                                  For the Period
                                                                                                     March 25,
Statements of Operations                                                                            1993 (Date
                                                                                                   of inception)
                                                             Nine Months Ended                        through
                                                                September 30,                      September 30,
                                                        __1998__             __1997__              ____1998____
                                                                  Unaudited                          Unaudited
Revenues:
    ...................................
   Income under research agreement                  $            0      $       135,922           $        275,001
   Income from SBIR Grant                                        0               71,650                     91,650
   Interest income                                             367                9,223                     23,334
   Other income                                              3,257                2,752                     17,805
         Total revenues                                      3,624              219,547                    407,790

Expenses:
  Operating, general and administrative                    307,097              290,271                  1,405,038
  Research and development                                 269,474              432,378                  1,355,744
  Interest                                                  97,317               83,858                    296,601
        Total expenses                                     673,888              806,507                  3,057,413

Net Loss                                             $     (670,264)    $      (586,960)          $     (2,649,623)

Basic and Diluted Net Loss per Share                 $      (0.27)      $       (0.24)

Weighted Average Common Shares                           2,482,687            2,456,412






















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                                 For the period
                                                                                                    March 25,
                                                                                                    1993 (Date
                                                                                                   of inception)
                                                             Nine Months Ended                        through
                                                                September 30,                      September 30,
                                                        __1998__             __1997__              ____1998____
                                                                  Unaudited                          Unaudited
Cash Flows from Operating Activities:
    Net loss                                         $    (670,264)       $     (586,960)         $  (2,649,623)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
         Depreciation                                        8,412                 8,542                 32,812
         Amortization                                        2,367                 2,235                  6,211
         Amortization of debt discount                      42,876                42,875                119,100
         Stock warrants issued under license
         agreement                                             -                     -                   20,465
         Stock options/warrants issued for
           consulting services                                 -                     -                   30,000
         Stock compensation                                 68,274               121,640                325,087
         Decrease (increase) in prepaid expenses
           and other current assets                          1,262                 7,666                   (465)
         Decrease (increase) in accounts receivable            (41)                3,637                 (1,811)
         Increase (decrease) in deferred revenue               -                (100,000)                   -
         Increase (decrease) in liability under
           research agreement                                  -                  42,317                 42,317
         Increase (decrease) in accounts payable
           and accrued expenses                             15,700                12,322                110,893
         Increase in deferred fees and salaries            189,969                22,828                639,833
         Increase in deferred rent                          10,445                   -                   16,931
         Increase in interest payable                          -                   1,593                 33,198
                  Net cash used in operating
                    activities                            (331,000)             (421,305)            (1,275,052)

Cash Flows from Investing Activities:
     Purchase of property and equipment                     (2,302)               (5,758)               (34,199)
     Organization Costs                                        -                     -                     (436)
     Payments for patents and patents pending              (62,154)              (50,450)              (271,924)
                  Net cash used in investing
                     activities                            (64,456)              (56,208)              (306,559)

Cash Flows from Financing Activities:
     Bridge loans payable to officers                      175,000                   -                  280,307
     Proceeds from issuance of convertible
         notes payable                                         -                     -                  787,270
     Proceeds from issuance of common stock                275,500                   -                  698,200
     Principal reductions in notes payable                  (6,482)               (9,874)               (17,452)
     Deferred registration costs  IPO                          -                 (42,049)                   -
     Payment of deferred registration costs - IPO          (53,932)                  -                 (116,561)
     Decrease (increase) in note receivable from
          shareholder                                          -                   6,000                    -
     Payment of loan costs                                     -                     -                  (11,080)
                  Net cash provided by (used in)
                        financing activities               390,086               (45,923)             1,620,684
Net Increase (Decrease) In Cash and Cash Equivalents        (5,370)             (523,436)                39,073

Cash and Cash Equivalents at Beginning of Period            44,443               611,539                    -
Cash and Cash Equivalents at End of Period           $      39,073        $       88,103          $      39,073

See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Nine Month Period Ended September 30, 1998

1.   Basis Of Presentation:

The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1998 and 1997, and for the period March 25, 1993 (date of inception) through September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1997 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes:

The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of September 30, 1998:


            Deferred compensation .........   $   263,000
            Net operating loss carryforward       783,000
            Deferred tax asset ............     1,046,000
            Valuation allowance ...........   $(1,046,000)

            Net deferred tax asset ........   $    __0__

3.    Stockholder's Equity

In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and a .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. The Company requires the proceeds of the public offering to meet its planned operating requirements through December 31, 1998. The Company had received proceeds of $285,500 through September 30, 1998. The offering will continue until all Units have been sold or until December 10, 1998, unless sooner terminated or extended. If the proceeds from the offering prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon obtaining additional financing.

Offering costs of $116,561 have been offset against the proceeds of the offering through September 30, 1998.

In February of 1998, 8,400 shares of stock previously issued to an employee in exchange for services to be rendered were returned to the Company when the employee resigned. This resulted in a reversal of paid-in capital and unearned compensation, but had no net effect on capital deficiency.

On July 1, 1998, the Company granted an additional 17,000 shares of stock under the Board Retainer Plan. Compensation expense recognized in connection with these awards for the nine months ended September 30, 1998 was $18,500 and unearned compensation of $151,500 remains to be recognized.

4.    Stock Options

On July 1, 1998, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 62,000 shares of Common Stock at an exercise price of $10.00 per share. Stock options are exercisable only if vested. 12,500 of such options, granted to members of the Scientific Advisory Board, vest over one year; the remainder vest over five years. In addition, as of September 30, 1998, 5,500 options previously granted to terminated employees expired unexercised.

5.    Related Party Transactions

In 1997, the Company engaged the services of a printer in connection with its public offering. The printer is partially-owned by the Companys President, who is also CEO of the printer. Through September 30, 1998, the printer has charged $13,033 in connection with its services.

In addition, the Chairman and Chief Executive Officer and the President of the Company have agreed to extend the Company not less than $150,000 and not less than $155,000, respectively, in bridge loans. Interest on the bridge loans from officers is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $250,000, which was still outstanding at September 30, 1998.

6.  Subsequent  Events

Through November 11, 1998, the Company has received proceeds of $291,500 by selling 29,150 units of Common Stock and Charitable Benefit Warrants in its initial public offering at $10.00 per unit

On October 8, 1998, upon the expiration of its lease at the Biotechnology Development Institute, the Company relocated to comparable rental facilities across the street from its former location. The new lease will be for increased space and rent and for a three-year term with two one-year renewal options. The estimated annual payments under the new lease (including amortization of tenant improvements and an emergency generator) will be approximately $84,000 per year (not including utilities) compared to the current annual rent (including utilities) of $43,200. The Company will continue to have access, as a graduate affiliate, to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect the Company's research and development operations; however, the Company has incurred relocation expenses and will be obliged to purchase or lease laboratory and office furnishings and equipment. The Company estimates that the principal amount of such lease or purchase is approximately $100,000.

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

     Since its inception in March of 1993, the Company's efforts have been principally devoted to research and development, securing patent protection, and raising capital. The Company has not received any revenues from the sale of products. In June 1998, the Company reached an agreement in principle with the University of Florida Diagnostic Referral Laboratories (the "DRL"), pursuant to which the DRL is offering the Company's initial product, a molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor, to physicians. Under this agreement, the Company may generate revenue during 1998; however it does not expect any of its other product candidates to be commercially available for at least the next several years. From inception through September 30, 1998, the Company has sustained cumulative losses of $2,649,623. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, research and development, patent preparation and prosecution, and interest.

     The Company expects to continue to incur substantial research and development costs in the future resulting from ongoing research and development programs, manufacturing of products for use in clinical trials and preclinical and clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, manufacturing, and the creation of a marketing and sales organization, if warranted, will increase in the future, assuming the Company can finance the increased requirements. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

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

     The operating expenses of the Company will depend on several factors, including the level of research and development expenses and its success in raising capital. Research and development expenses will depend on the progress and results of the Company's product development efforts, which the Company cannot predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, the Company believes that period-to-period comparisons in the future are not necessarily meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is possible that the Company's operating results will be below the expectations of market analysts, if any, and investors. In such event, the prevailing market price, if any, of the Common Stock would likely be materially adversely affected.





Results of Operations

Three Months Ended September 30, 1998 and 1997

     Income from a Small Business Innovation Research ("SBIR") grant decreased from $53,650 in the third quarter of 1997 to $0 in the third quarter of 1998. The SBIR grant expired at the end of 1997. Interest income decreased 91% from $1,744 in the third quarter of 1997 to $152 in the third quarter of 1998. This decrease was attributable to the expenditure of the proceeds from the 1996 sale of Unsecured Convertible Notes which were invested during 1997. Interest income relating to the proceeds of the Unsecured Convertible Notes ceased in 1998.

     Operating, general and administrative expenses decreased 8.7% from $117,287 in the third quarter of 1997 to $107,135 in the equivalent period of 1998. These decreased expenses reflect decreased personnel, offset by increased advertising and promotion expense, and increased legal expenses in the third quarter of 1998 compared to the third quarter of 1997. The Company expects its general and administrative expense to slightly increase during the remainder of 1998 as a result of increased amortization of capitalized patent costs as new patents are issued, continued amortization of capitalized private placement expenses, and increased legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses decreased 26.7% from $110,154 in the third quarter of 1997 to $80,771 in the third quarter of 1998, mainly due to a reduction of one technician (and accompanying reduction in lab supplies), the termination of the Company's consulting contract with its regulatory advisor, and a significant reduction in the compensation of the Company's scientific advisors resulting from a decline in stock compensation expense. The Company anticipates that its research and development expenses will increase slightly during the remainder of 1998.

     Interest expense increased 39.9% from $29,106 in the third quarter of 1997 to $40,723 in the third quarter of 1998 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional bridge loans and other working capital loans the Company expects to receive.

Nine Months Ended September 30, 1998 and 1997

     The Company's revenues under a research agreement with Genetic Institute ("GI") decreased from $135,922 in the nine months ended September 30 of 1997 to $0 for that period in 1998.. Revenues under the Company's SBIR grant declined from $71,650 in the first nine months of 1997 to $0 for that period in 1998. Revenues under the GI agreement and the SBIR ceased at the end of 1997.

     Interest income decreased 96% from $9,223 in the first nine months of 1997 to $367 in the first nine months of 1998. This decrease was attributable to the expenditure of the proceeds from the sale of Unsecured Convertible Notes in the last quarter of 1996, which proceeds had been invested during 1997. Interest income relating to the investment of proceeds of the Unsecured Convertible Notes ceased in the first quarter of 1998.

     Operating, general and administrative expenses increased 1.4% from $302,771 in the first nine months of 1997 to $307,097 in the equivalent period of 1998. These increased expenses reflect increased legal expenses, increased advertising and promotion, and increased legal and accounting fees relating to Securities and Exchange Commission filing and reporting, offset to some degree by decreased directors' fees, compared to the first nine months of 1997. The Company expects its general and administrative expense to modestly increase during 1998 as a result of increased amortization of capitalized patent costs as new patents are issued, and increased legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses decreased 35% from $419,878 in the first nine months of 1997 to $269,474 in the first nine months of 1998, primarily as a result of a temporary reduction in research and development personnel during the first quarter of 1998, and concomitant reduction in lab supplies, together with a reduction of one technician for most of 1998, the termination of the Company's consulting contract with its regulatory advisor, and a significant reduction in the compensation of the Company's scientific advisors resulting from a decline in stock compensation expense.

     Interest expense increased 16% from $83,858 in the first nine months of 1997 to $97,317 in the first nine months of 1998 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1998, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional bridge loans from officers that the Company expects to receive.


Liquidity and Capital Resources

     In December, 1997, the Company commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of Common Stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of Common Stock at a price of $20.00 per share. The Offering is being made in ten states, primarily over the Internet, directly by the Company, except in Florida where sales must be made through a broker. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The offering will be terminated upon the earliest of: the sale of all Units, December 10, 1998 (unless extended), or the date on which the Company decides to close the offering. At November 11, 1998, a total of 29,150 Units ($291,500) had been sold pursuant to the offering.

     During 1997, the Company's development activities were funded primarily by a private placement transaction in which it sold Unsecured Convertible Notes for an aggregate gross consideration of $787,270. In addition, the Chairman and Chief Executive Officer and the President of the Company have entered into agreements to extend the Company up to $150,000 and up to $140,000, respectively, in bridge loans. Interest on the bridge loans from officers is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $250,000, which was still outstanding at September 30, 1998. The Company expects to borrow and repay under these facilities from time to time to meet working capital needs. The Company does not have any bank financing arrangements. The Company's long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and the Unsecured Convertible Notes.

     At September 30, 1998, the Company had $39,073 in cash and cash equivalents. Until required for operations, the Company's policy is to invest any cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     On January 1, 1996, the Company purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At September 30, 1998, $8,975 in principal remains outstanding under this agreement..

     In connection with the GI sponsored research agreement referred to above, certain patent-related expenses were paid by the Company and reimbursed by GI. The Company is contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a determination by GI not to exercise an option contained in the sponsored research agreement. Reimbursement has not commenced, and the Company has accrued $42,317 as a long term liability pending final action under the agreement.

     Through September 30, 1998, the Company had paid offering-related expenses of $116,561 which have been applied against the proceeds of the public offering.

     On October 8, 1998, upon the expiration of its lease at the Biotechnology Development Institute, the Company relocated to comparable rental facilities across the street from its former location. The new lease will be for increased space and rent and for a three-year term with two one-year renewal options. The estimated annual payments under the new lease (including amortization of tenant improvements and an emergency generator) will be approximately $84,000 per year (not including utilities) compared to the current annual rent (including utilities) of $43,200. The Company will continue to have access, as a graduate affiliate, to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect the Company's research and development operations; however, the Company has incurred relocation expenses and will be obliged to purchase or lease laboratory and office furnishings and equipment. The Company estimates that the principal amount of such lease or purchase is approximately $100,000.

     The Company has incurred negative cash flows from operations since its inception, and has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, commence clinical trials, and diversify its technology. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the success of the continuing public offering of its securities, the successful commercialization of the XEntrIx (TM) Oxalobacter formigenes Monitor (the Company's new diagnostic test) and IxC1-62/47 (the Company's lead therapeutic compound), progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, the cost of contract manufacturing and research organizations, cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the development of strategic alliances for the development and marketing of its products. The Company requires all of the proceeds of the public offering commenced in December 1997 to meet its planned operating requirements through December 31, 1998. Shortfalls in the proceeds of the public offering have forced a curtailment in the Company's planned operating requirements to adjust to reduced resources. In the event the Company's plans change or its assumptions change or prove to be inaccurate or the proceeds of the offering continue to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), the Company will be required to seek additional financing. The Company will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring its products through regulatory approval to commercialization. The terms and prices of any equity or debt financings may be significantly more favorable to new investors than those of the units sold in the offering resulting in significant dilution to current investors. The Company does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to further delay, scale-back, or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products, or potential markets. If adequate funds are not available, the Company's business, financial condition, and results of operations will be materially and adversely affected.


Product Research and Development Plan

          The Company's plan of operation for 1998-1999 consists primarily of research and development and related activities including:

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

C    continuing the prosecution and filing of patent applications; and

C    hiring additional employees.

     The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products, and the Company's success in raising capital. The focus and direction of the Company's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     There can be no assurance that the Company will be able to commercialize its technologies or that profitability will ever be achieved. The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, many of which are outside the Company's control.

Part II - Other Information

Item 4.  Submission of matters to a Vote of Security Holders.

         None

Item 6.  Exhibits and Reports on Form 8-K
    (a)     Exhibits
ExhibitDescription .......................................   Page

 (2)   Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession .........................   None

 (4)   Instruments defining the Rights of Security Holders   None

(10)   Material Contracts ................................   None

(11)   Statement re: Computation of Per Share Earnings ...   None

(15)   Letter re: Unaudited Interim Financial Information    None

(18)   Letter re: Change in Accounting Principles ........   None

(19)   Report Furnished to Security Holders ..............   None

(22)   Published Report re: Matters Submitted to Vote of
       Security Holders ..................................   None

(23)   Consents of Experts and Counsel ...................   None

(24)   Power of Attorney .................................   None

(27)   Financial Data Schedule

(99)   Additional Exhibits ...............................   None
   (b) Reports on Form 8-K ...............................   None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ixion Biotechnology, Inc.


Dated: November 11, 1998          By: /s/ Weaver H. Gaines
                                       Weaver H. Gaines
                                       Chairman and Chief  Executive Officer

Dated: November 11, 1998          By: /s/ David C. Peck
                                       David C. Peck
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)

Dated: November 11, 1998           By /s/ Kimberly A. Ramsey
                                       Kimberly A. Ramsey
                                       Controller (Principal Accounting Officer)