Form 10KSB
period 1998-12-31
IXION BIOTECHNOLOGY INC
filed 1999-04-01
CIK 943403

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

                   For the fiscal year ended December 31, 1998

                                       or

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the transition period from to


                        Commission file number 333-34765



                            IXION BIOTECHNOLOGY, INC.
              (Exact Name of Small Business Issuer in Its Charter)



             DELAWARE                           59-3174033

(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

13709 PROGRESS BLVD., BOX 13
    ALACHUA, FL                              32615
(Address of Principal Executive Offices)   (Zip Code)

                                  904-418-1428
                (Issuer's Telephone Number, Including Area Code)

          Securities registered under Section 12(b)of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__ The issuer's revenue for the most recent fiscal year, ending December 31, 1998, was $3,722.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 1999, was approximately $8,770,000 based on the most recent sales of newly-issued common equity. There is no public market for the issuer's common stock.

     The number of shares of the Company's common stock, par value $.01 per share, outstanding as of March 23, 1999, was 2,514,014.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     DOCUMENT                                    PART INTO WHICH INCORPORATED
     --------                                   ------------------------------
The Proxy Statement to be used in                      Part III
connection with the annual meeting of
stockholders to be held June 11, 1999
(the "Proxy Statement"), to be filed
with the Commission prior to April 30,
1999, pursuant to Rule 14a-101, Schedule
14A of the  Exchange Act.

                                     PART I

Item 1.  Description of Business.


     Ixion Biotechnology, Inc., is a development stage, discovery research biotechnology company, with several product candidates in development. We are the holder of world-wide exclusive licenses to patents and pending patents in two key areas: diabetes and oxalate-related disorders.

     We are developing diabetes products based on our islet progenitor/stem cell technology, including a proprietary line of in vitro (in test tube) islet stem cells for use in islet transplantation therapy. This development program is aimed at optimizing the growth of functioning islets or islet progenitors in vitro islet progenitor stem cells which Ixion has established in cell cultures. The transplantation of islets or islet stem cells is the only known potential cure for Type I diabetes. We believe that successful islet transplantation therapy will provide better management of diabetes than conventional treatment with insulin and other metabolic regulators. Conventional treatment can result in hyper- and hypo-glycemic episodes which are a major cause of diabetic complications. Ixion's technology is intended to ameliorate this condition by implanting functional islets into the body in order to materially improve control of blood glucose levels.

     In addition to developing our cell transplantation therapy, we have an ongoing discovery program to identify and characterize islet stem cells as well as novel growth factors associated with them. The goal of this program is to discover factors important in islet cell differentiation and to identify stem cell markers to which we hope to produce antibodies useful in stem cell isolation and research. All of our potential diabetes products are in the discovery research stage.

     Diabetes is a chronic, complex metabolic disease. Immune mediated diabetes (often referred to as Insulin Dependent Diabetes, Juvenile Diabetes, or Type I Diabetes) is characterized by an inability to produce insulin due to the destruction of the insulin-producing cells of the pancreatic islets of
Langerhans. Immune mediated diabetes also leads to many serious conditions ranging from death from diabetic coma or insulin shock, to end stage renal disease, blindness, amputations, nerve damage, and cardiovascular and periodontal disease. Over 16 million people in the United States have diabetes, of whom five to ten percent (or about 800,000 patients) have immune mediated diabetes, the most severe form of the disease, and must take insulin. An additional one and one-half million Type II patients in the United States also take insulin. Annual expenditures on all forms of diabetes are nearly $100 billion.

     We are also developing products based on our oxalate technology for the diagnosis and treatment of oxalate-related diseases. Our oxalate technology is based on genes from the non-pathogenic anaerobic intestinal bacteria, Oxalobacter formigenes. O. formigenes produces enzymes which degrade oxalate in healthy people. Inadequate colonies of O. formigenes result in reduced ability to degrade oxalate. Excess oxalate plays a role in a variety of disorders including

o        kidney stones,
o        hyperoxaluria,
o        cardiomyopathy,
o        cardiac conductance disorders,
o        cystic fibrosis,
o        Crohn's disease,
o        renal failure and toxic death, and
o        vulvodynia

     There are approximately one million kidney stone incidents annually in the United States. Annual expenditures on kidney stone incidents exceed $1.8 billion. There are approximately 25,000 cystic fibrosis patients in the United States; these patients are at materially increased risk of kidney stones as a result of excess oxalate. There are from 5,000 to 16,000 new cases of inflammatory bowel disease annually, resulting in 100,000 hospitalizations, 60% from Crohn's disease which is associated with enteric hyperoxaluria. Vulvodynia, a chronic multifactorial disorder, believed to be in some degree oxalate-related, results in painful and debilitating symptoms affecting the tissue surrounding the vagina and urethra. There are no population studies of the incidence or prevalence of vulvodynia, but estimates range as high as 150,000 to 200,000 U.S. women with this condition. Very few effective treatments, if any, exist for these disorders.

     The most developed product candidate in Ixion's development pipeline is a combination diagnostic and therapy for the management of oxalate-related disorders.

     The diagnostic component of our oxalate-related disease management product is a DNA probe for the rapid and sensitive detection of human O. formigenes (the XEntrIX TM Oxalobacter formigenes Monitor). The current tests for O. formigenes are laborious, time consuming, and unreliable, and are limited by (1) the difficulties of anaerobic culture methods, (2) the inability to standardize and accurately quantitate the presence of the bacteria, and (3) the fact that the tests cannot be automated. In addition, the current tests are not sensitive and are poorly suited to a clinical setting. The XEntrIX TM Oxalobacter formigenes Monitor, on the other hand, can accurately and reliably detect very small numbers of O. formigenes, can be made quantitative, and is capable of automation.

     The therapeutic component of our oxalate-related disease management product is an orally administered product consisting of a recombinant form of two enzymes normally found in O. formigenes and responsible for oxalate degradation (IxC1-62/47). We believe that the administration of IxC1-62/47 will greatly diminish the recurrence of calcium oxalate kidney stones and will have positive therapeutic effects on other oxalate-related disorders.

     We intend to file an Investigational New Drug application with the Food and Drug Administration for our IxC1-62/47 enzyme therapy for oxalate-related diseases and an application under Section 510(k) of the Food, Drug, and Cosmetic Act for the XEntrIX TM Oxalobacter formigenes Monitor. The date on which we will be able to make these filings depends upon our cash resources. See "Business - Government Regulation."

     Ixion is in the development stage. We have earned only limited revenues, the majority of which have been research and development payments, and we have an accumulated deficit of $2,893,598 from our inception through December 31, 1998. See "Risk Factors."

Industry Description and Outlook

     In 1998,  the U.S.  biotechnology  industry was  composed of  approximately
1,300 companies, public and private. The public market for biotechnology financing was very poor during 1998, particularly for smaller companies and many companies are running low on cash. The biotechnology industry is part of the broader health care industry in the United States, which accounts for approximately 14%of the country's gross domestic product, or approximately $1 trillion.

     Diabetes. Diabetes is the world's most common metabolic disease. In 1995, there were over 16 million diabetics in the United States. There were 21 million diabetics in Europe and as many as 100 million worldwide. Immune mediated diabetes patients compose from 5% to 10% of the total number of diabetics in the U.S., or approximately 800,000 patients. An additional 1.5 million Type II diabetics also take insulin. There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are Type I diabetics. Approximately 25 percent of the new Type II patients (or approximately 110,000) will also take insulin.

     In 1995, diabetes accounted for over 10% of total U.S. health care expenditures, or approximately $100 billion. In 1992, the American Diabetes Association estimated that another $47 billion was spent in indirect costs, such as lost wages. Other sources have estimated that indirect costs may actually exceed the direct costs. Complications of the disease include amputations of toes and feet, blindness, ulcers, nerve damage and cardiovascular, periodontal, and kidney disease. Approximately 30% to 40% of people with Type I diabetes will develop diabetic nephropathy leading to kidney dialysis and renal transplants. Overall, diabetes is the seventh leading cause of death in the U.S.

     Current therapies, including insulin shots or oral hypoglycemic medication modulate blood glucose, but cannot consistently maintain the diabetic's blood glucose at normal levels. The Diabetes Control and Complications trial, a nine-year NIH study, demonstrated that maintaining blood glucose at normal levels reduces by approximately 60% the risk of development and progression of diabetes complications. However, there is no therapy that supplies insulin in response to changes in blood glucose with the speed and precision of functioning islets. We believe that approximately 500,000 insulin dependent diabetics are candidates for islet transplantation and that successful transplantation of islets capable of providing constant glucose control will help control the complications of the disease. While islet transplantation is the only known potential cure for Type I diabetes, transplant therapy is an early stage procedure and results, as is common for early stage procedures, for the adult islet transplants performed to date have been disappointing. Although there can be no assurance, we believe that the success rate of transplant therapy will improve over time.

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

     Unfortunately, kidney stones usually recur; although for most patients, the time between episodes can be years. The majority of kidney stones are made of oxalate, which is an end product of metabolism in the body, and an important component of a typical diet. The intestinal oxalate degrading bacteria, Oxalobacter formigenes, plays an important role in oxalate homeostasis, both by regulating intestinal absorption of dietary oxalate and also its secretion into intestinal lumen from the blood. We believe that it may be clinically important to screen and treat patients with oxalate-associated diseases for the presence or absence of the bacterium. Indeed, recent research indicates an increased risk of kidney stones in patient populations with significantly decreased intestinal colonization by O. formigenes. This appears to be particularly true of patients with cystic fibrosis, who are at materially increased risk of kidney stones as a result of excess oxalate.

     Inflammatory Bowel Disease. Inflammatory bowel disease is a general term which covers two primary chronic disorders that cause inflammation or ulceration in the small and large intestine: Crohn's disease and ulcerative colitis. The cause of inflammatory bowel disease is unknown, with many theories, none proven. Many persons with inflammatory bowel disease also have elevated levels of urinary oxalate, suggesting that excess oxalate may be a complicating factor in the disease, or may lead to increased risk of kidney stones. In 1987, the latest data available, the number of new cases of inflammatory bowel disease in the United States annually ranged from two to six per 100,000 of population. There were about 100,000 hospitalizations annually, approximately 64% for Crohn's.

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

     Other Oxalate Related Markets. Two additional products which could make use of Ixion's oxalate technology include improved kidney dialysis devices and an improved urological catheter. As of 1996, there were approximately 287,000 U.S. hemodialysis patients and approximately 300,000 more in Europe and Japan. The use of the Ixion oxalate technology could significantly reduce the time that patients spend in dialysis by increasing the efficiency of oxalate removal during the process.

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

Business Strategy

     We intend to market our initial diagnostic products, while working with strategic partners to take our planned therapeutic products through clinical trials into the market.

     Basic Research. Ixion has used and intends to continue to use cooperative research and development agreements with the University of Florida for basic discovery research. The University of Florida is the tenth largest university in the nation and is the largest research institution in the Southeast. It typically ranks in the top 10 in the United States in gross royalties received from patent licenses, and the top 20 in the United States in the number of U.S. patents obtained.

     Technology Evaluation and Development. We plan to use our affiliation with the University of Florida Biotechnology Program to seek out cutting-edge university based biotechnology. Our scientific and business team will review early stage academic inventions, identify discoveries which are commercially promising, obtain licenses from the University, and develop the discoveries to add value by confirming the initial observations. Discoveries that support our core technologies will be retained for further development; the remainder will be licensed-out.

     Our relationship with the scientists at the University of Florida is based upon personal relationships between our management and University of Florida members of our Scientific Advisory Board, on the one hand, and other members of the University of Florida faculty on the other. These relationships are helped by our nearby location and by the business consulting provided by our management to University faculty at no cost, by arrangement with the Biotechnology Program. We have no formal agreement providing general access to rights to University research, nor to advance notice of disclosures by University researchers.

     The University's faculty has only recently begun to engage in commercial collaborations in significant numbers, thus many promising commercial discoveries have not been exploited. For example, we recently licensed an anti-microbial patent from two members of the University of Florida faculty. See "Business-Licensed Technology." In addition, academic intellectual property is often embryonic and, therefore, too risky, expensive, and time consuming for large pharmaceutical and biotechnology companies to acquire and develop. Ixion, on the other hand, is in a position to perform "applied basic" research inexpensively, either in our labs or through cooperative research agreements, in order to add value to the technology such that it is of greater interest to commercial licensees. By increasing the maturity stage of the technology, we hope to capture an enhanced return upon licensing-out for royalty and milestone payments. See Figure 1, below.

                Figure 1 - Ixion Technology Opportunity Strategy

     Ixion intends to continue to develop collaborative arrangements with leading researchers at the University of Florida and at other research institutions in our core oxalate and diabetes areas to diversify and strengthen our intellectual property estate and to establish our reputation and credibility in the scientific and medical communities.

     Collaborative Product Development and Marketing with Established Companies. Ixion hopes to develop products in collaboration with other companies. Collaborative agreements may call for our partners to provide research funds as well as clinical and other support during product development, although we may develop and test ideas independently before entering into a collaborative agreement. We contemplate that our partners will provide an established and trained marketing and sales force, as well as manufacturing experience, clinical trial expertise, support for patent prosecution, and other capabilities.

     Independent Product Development. The quality of our scientific team also permits independent product development. Independently developed products will provide us with the flexibility either to market the product directly or enter into agreements with pharmaceutical partners on terms more favorable to us. While independent product development is riskier than collaborative development, we may be able to retain a higher proportion of any eventual product revenue stream.

     Contract Clinical Trial and Manufacturing Services. Initially, we have elected to retain contract vendors to support clinical studies and product development. Moreover, it will not initially construct our own manufacturing facilities. By contracting with a qualified manufacturing company, Ixion will be able to obtain immediate access to the necessary regulatory skill base at low entry costs. We thus expect to minimize the time to market, maintain control over development candidates, and reduce our financial risk when product risk is the greatest.

Product Development

     Our first target product for diabetes will be cell lines of cultured islet or stem cells for use in transplantation for diabetes treatment. Our first target product for oxalate-related diseases will be the XEntrIX TM Oxalobacter formigenes Monitor and the IxC1-62/47 enzymatic treatment for oxalate-related conditions. We also plan other products that will detect and measure the presence of oxalate in urine or blood. Certain of these products may be suitable for use in research applications and, subject to certain limitations, would not require FDA approval prior to use in that context. (See "Business - Government Regulation," below.)

     Descriptions of Planned Diabetes Products. Ixion intends to develop products to enhance research into the disease of diabetes, as well as therapeutic approaches where our proprietary technology offers unique solutions.

     Islet transplantation to reverse diabetes or reduce insulin dependency has been limited by, among other things, immunological attack resulting in rapid rejection of transplanted tissue. In addition to the immunologic difficulties, there are significant shortages of human islets suitable for transplant or research, with only 4,000 or fewer pancreases available for transplant annually. About 3,000 patients die each year while waiting for a pancreas graft. Xenotransplants using porcine islets face additional difficulties, such as the possibility of cross-species viruses. To date, efforts to propagate commercial quantities of human islets in vitro (in the test tube) from either fetal or adult tissue has had minimal success. We believe that a source of reproducible islet cells would significantly improve the speed and results of research into transplanted islets for diabetes.

     Ixion's islet technology permits the successful growth of in vitro pancreatic-derived, pluripotent (e.g., able to differentiate) islet-producing cells from mice. When mouse cells were implanted into clinically prediabetic mice, the implanted mice were successfully weaned from insulin until they were sacrificed for further studies. We have also been successful in propagating human islet cells from children and adult donors as well, but have not transplanted such islets at the date of this report.

     The following table summarizes the current status of our islet research and development program for diabetes products.

                 Product Development-Diabetes Islet Technology
--------------- -------------------------------------- --------------------

Product                 Planned Research Products              Status(1)
--------------- -------------------------------------- --------------------
Cultured Islets    Implantation in vivo of encapsulated        Research
or Stem Cells      cells for study of protected
                   implantations  to  reverse  diabetes
---------------------------------------------------------------------------
Genetically        Implantation in vivo without encapsulation  Concept
Engineered         for study of unprotected  implantations to
Concept Islets or  reverse diabetes
Stem Cells
---------------------------------------------------------------------------
Islet  Growth      Promotion  of cell  growth  and
Factors            differentiation   of   pancreatic
                   explants                                    Research
---------------------------------------------------------------------------
Nucleic  Acid      Genetic  and  phenotype  analysis           Concept
Probes
---------------------------------------------------------------------------
Surface            Analysis  of health or  disease of          Research
Antibodies                  biopsy specimens

                          Identification of cells

                    Enrichment of specific cell types

                 Isolation and identification of cells by
                         stage of differentiation

                     Production of knock-out lines of
                             pancreatic cells
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Product                  Planned Clinical Products               Status(1)
--------------- --------------------------------------------- --------------
Cultured Islets    Encapsulated implantation in vivo to           Concept
or Stem Cells      reverse diabetes
----------------------------------------------------------------------------
Genetically        Transplantation without encapsulation          Concept
Engineered         (or other mechanical means of immunologic
Islets or Stem     protection) in vivo to reverse diabetes
Cells
----------------------------------------------------------------------------
Islet Growth            Correct disease deficiencies
Factors
                    Promote greater efficiency in culturing
                          cells for transplantation

                    Elucidation of diabetes disease process       Concept

                            Monitor disease stages
-----------------------------------------------------------------------------

         (1) "Concept" includes feasibility, theoretical market, and product design studies based on laboratory or other data. "Research" includes discovery research, development of the product's physical form and specifications, and its initial production. "Preclinical" denotes efficacy, pharmacology, safety, or toxicology studies in animal models.

     Descriptions  of  Planned  Oxalate  Products.  Except  for our  XEntrIX  TM
Oxalobacter formigenes Monitor, there is no method of rapidly and easily detecting the presence or absence of O. formigenes in the body. The current tests for O. formigenes are laborious, time consuming, and unreliable.

     The XEntrIX TM Oxalobacter formigenes Monitor. Our oxalate technology consists of cloned, sequenced, and expressed genes encoding the oxalate degrading enzymes from the intestine dwelling bacteria, Oxalobacter formigenes. Dr. Sidhu, in collaboration with Dr. Milton Allison, a member of Ixion's Scientific Advisory Board and the discoverer of O. formigenes, have used these genes to construct a DNA-based diagnostic test (the XEntrIX TM Oxalobacter formigenes Monitor) to detect the presence of O. formigenes in easily-collectable stool samples. O. formigenes is a gram negative anaerobe present in humans and other animals. The role of this species in intestinal management of oxalate is supported by findings showing significantly decreased intestinal colonization in patient populations at increased risk of kidney stones. Research in this area has been inhibited by the difficulty of culturing and detecting the anaerobe.

     The XEntrIX TM Oxalobacter formigenes Monitor is a significant improvement over current tests for O. formigenes and is an important potential addition to routine diagnostic testing for several reasons.

o Our XEntrIX TM Oxalobacter formigenes Monitor is much easier to perform and provides accurate results in a fraction of the time required to culture and test for O. formigenes using existing methods.

o Our DNA-based method relies upon standard DNA techniques and does not require anaerobic cultures of organisms since it provides direct detection of DNA extracted from fecal samples and amplified using polymerase chain reaction ("PCR").

o Because it is based upon PCR and subsequent hybridization to species-specific sequences, the XEntrIX TM Oxalobacter formigenes Monitor is simple to perform and provides the required level of sensitivity, accuracy, selectivity, and throughput necessary for a commercial diagnostic test.

o The XEntrIX TM Oxalobacter formigenes Monitor is sensitive to the level of 1,000 to 10,000 colony forming units/gram of fecal material. This is approximately 100-fold lower than the number of colony forming units in fecal material of normal, healthy adults.

We are focusing ongoing development of the XEntrIX TM Oxalobacter formigenes Monitor on the following areas:

o Extended evaluation and enhancement of probe specificity with respect to other intestinal organisms to assure the absence of cross reactivity and misdiagnosis. Organisms currently evaluated include the following: Bacteroides ovatus, Proteus vulgaris, Enterobacter cloacae,, Eschericia coli, Enterobacter, aerogenes, Clostridium perfringens, Closteridium sordellii, Veillonella parvula, Streptococcus pneumoniae, Staphylococcus aureus, Pseudomonas aerogenosa, Streptococcus bovis, Enterococcus faecalis, Staphlycoccus epidermidis, Moorella thermoautotrop, Shigella boydii, Proteus mirabilis, Salmonella typhimurium, Citrobacter brakii, Lactobacillus acidophilus, Moraxella osloensis, Moorella thermoacetica, Alcaligenes sp., and Klebsiella oxytoca.

o Development of probes against clinically important intestinal organisms such as those listed above. These, coupled with the quantitative version of the XEntrIX TM Oxalobacter formigenes Monitor, will provide for a panel of clinically important diagnostic tests for enteric bacteria
o Development of a quantitative kit version of the XEntrIX TM Oxalobacter formigenes Monitor.


     In June of 1998, we agreed in principle with the University of Florida Diagnostic Referral Laboratories for them to offer a service to physicians using our XEntrIX TM Oxalobacter formigenes Monitor under the provisions of the FDA's analyte specific reagent regulation. The Diagnostic Referral Laboratories are responsible for marketing the new service, which costs $295 per sample. No reimbursement is yet available for patients requesting this test. Sales to date have been immaterial.

     We expect to file an application under Section 510(k) of the FDA Act for clearance to market the XEntrIX TM Oxalobacter formigenes Monitor directly. There is no assurance that the Ixion Oxalobacter formigenes Monitor will qualify for 510(k) procedure, in which case we will have to file an application for premarket approval with the FDA. If we must follow the premarket approval route, the approval process may be lengthy.

     IxC1-62/47 Enzyme Therapy for Oxalate-Related Disease. In addition to the XEntrIX TM Oxalobacter formigenes Monitor and other potential diagnostic products described above, Ixion is developing IxC1-62/47, an orally administered therapeutic product consisting of the recombinant form of two enzymes normally found in O. formigenes: oxalyl-CoA decarboxylase ("oxc") and formyl-CoA transferase ("frc"). The enzymatic therapy is based upon the re-establishment of oxalate degrading mechanisms in the body. IxC1-62/47 is targeted at oxalate-related disorders including kidney stones, enteric hyperoxaluria, oxalosis, cardiomyopathy, cardio conductance disorders, cystic fibrosis, Crohn's disease, and possibly vulvodynia. Very few satisfactory treatments currently exist for these disorders.

     Both the oxc and frc genes have been successfully cloned into E. coli and expressed in active form as verified using activity assays developed by Ixion's scientists. Physicochemical analyses such as SDS-PAGE, IEF, and N-terminal sequence analysis have been completed. Ixion has grown the recombinant E. coli to 80 liter scale and has initiated the process of purifying the oxc and frc enzymes for use in a variety of preclinical studies including (1) additional physicochemical characterization, (2) formulation and drug delivery, and (3) further animal studies. We are also purifying the native form of the oxc and frc enzymes from O. formigenes, to provide comparative data to the recombinant versions. We have not determined whether the recombinant or native enzymes will be used therapeutically. The current intention is to file an investigative new drug application for the IxC1-62/47 enzymatic therapy for oxalate-related disorders when resources permit.

     The XEntrIX TM Oxalobacter formigenes Monitor has been performed in preclinical studies by Ixion lab personnel on over 300 human samples from varied populations in the Ukraine, Germany, the United States, and India. The results of those studies include the following:

         Cystic Fibrosis. Oxalate kidney stones are a known complication of cystic fibrosis. The incidence in cystic fibrosis populations over 12 years old approaches 3% to 4% as compared to 0.2% in normal populations Renal autopsies show >90% nephrocalcinosis. In an Ixion sponsored clinical study conducted in collaboration with collaborators at Northwestern University, the University Children's' Hospital, Cologne, Germany, and University Children's Hospital, Halle, Germany, 40 (18 male and 22 female) cystic fibrosis patients (aged three to 35 years) were examined for colonization with Oxalobacter formigenes. 33 of the 40 patients were non-colonized, and of these, 18 were hyperoxaluric and eight had urinary oxalate levels in the upper normal range. The seven patients who were colonized with O. formigenes all showed normal levels of urinary oxalate.

         Recurrent Stone Formers. In another currently ongoing study on O. formigenes colonization in adult calcium oxalate stone formers, preliminary data have revealed that the majority of recurrent stone formers (five or more stone episodes) are non-colonized with this bacteria. Studies in the literature suggesting a decrease in the colony forming units of O. formigenes in patients with oxalate calculi, rather than complete non-colonization, has led to the development by Ixion of a Quantitative-PCR Oxalobacter formigenes Monitor. The Quantitative-PCR Oxalobacter formigenes Monitor is now being used in additional preclinical work to detect and quantitate O. formigenes in oxalate stone formers to determine if the number of Colony Forming Units is a relevant risk factor.

         Vulvodynia. A new preclinical study is scheduled in cooperation with the Diagnostic Reference Laboratory at the Shands Hospital at the University of Florida to examine 25 to 40 vulvodynia patients for colonization with Oxalobacter formigenes.

     Over 65 percent of kidney stones are calcium-oxalate stones, and excess oxalate is implicated in other diseases as set forth above. Oxalate is present in many common foods, including tea, broccoli, and spinach. O. formigenes is involved in degradation of dietary oxalate and its secretion from plasma into the gut. We believe that a robust colony of O. formigenes prevents recurrent calcium-oxalate kidney stone formation in persons susceptible to excess oxalate absorption and may ameliorate other disease states. We believe that we are the only company world-wide which is examining the role of O. formigenes in human and animal disease states.

     Blood Oxalate Assay. The combination of the oxc and frc enzymes and cofactors also serve as the basis for a planned blood oxalate assay. The recurrence rate of calcium oxalate kidney stone formation is very high, with hyperoxaluria as the major predisposing factor to stone formation. Accurate measurements of blood oxalate levels, together with the presence or absence of
O. formigenes, are important requirements for predicting the risk of calculogenesis in an individual and stratifying urological patients for clinical intervention. Development is planned in the future on an additional oxalate product: a blood oxalate assay, to be designed for clinical use by hospitals, independent labs, and doctors.

     The following table summarizes the current status of our oxalate product research and development program.

                 Product Development-Oxalate Technology

----------------- ---------------------------------------------- ---------------

   Product                   Planned Research Products              Status (1)
----------------- ---------------------------------------------- ---------------
Oxalobacter           Detection of O. formigenes in stool          Preclinical
formigenes            for vulvodynia and kidneystone research
Monitor

----------------- ---------------------------------------------- ---------------
Blood Oxalate         Measurement of oxalate levels in blood for   Concept
Assay                 research in kidney stone, hyperoxaluria,
                      cystic fibrosis, Crohn's disease,
                      vulvodynia, and other oxalate-related
                      diseases

--------------------------------------------------------------------------------

                            Planned Clinical Products
------------------ --------------------------------------------- ---------------
Oxalobacter           Detection of O. formigenes in stool for      Preclinical
formigenes            oxalate-related and other oxalate-related
Monitor               disorders

------------------- -------------------------------------------- ---------------
IxC-162 Enzyme        Treatment of oxalate-related disorders:      Preclinical
Therapy                         Kidney Stones
                               Crohn's Disease
                               Cystic Fibrosis
                                Hyperoxaluria
                                  Vulvodynia
                         Other oxalate-related diseases

------------------- -------------------------------------------- ---------------
Blood Oxalate Assay   Diagnostic oxalate detection kit for blood   Concept

------------------- -------------------------------------------- ---------------
Dialysis Cartridge    Rapid removal of excess oxalate in blood     Concept

------------------- --------------------------------------------- --------------
Oxalate-Resistant     Catheter coated to avoid oxalate             Concept
Catheter              encrustation as a method to reduce
                      the incidence of infection

--------------------------------------------------------------------------------


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

Licensed Technology

     We have exclusively licensed from the University of Florida Research Foundation, on a world-wide basis, commercial rights in two areas: in vitro grown islet progenitor/stem cells for curing diabetes, and materials and methods for detection of oxalate and Oxalobacter formigenes.

     Under the UF Research Foundation licenses, we have been issued two US oxalate patents and one US islet patent. We have received notice of allowances of claims in one US oxalate patent and one US islet patent. Still pending are five US oxalate patent applications and one islet patent application. We have also filed internationally on each of these patent families, but no foreign patent has issued.

     The license agreements require the UF Research Foundation to file and prosecute the patents and require us to reimburse the costs. They must also take all steps to defend such patent rights, also at our expense. If the UF Research Foundation fails to take any such action, we have the right to defend such rights at our own expense.

     Except for royalty rates and certain other immaterial differences, the terms of our patent licenses with the UF Research foundation are substantially identical. The UF Research Foundation licensed its rights under on an exclusive, worldwide basis for the life of any patents granted thereunder. We have rights under the UF Research Foundation licenses to all possible uses of the patent applications, any patents issued from such applications, any divisionals and continuations of such applications, and to any claims of U.S. and foreign continuation-in-part applications, and of the resulting patents, which are directed to subject matter specifically described in such applications. In order to maintain our license, we must use our best efforts to bring one or more licensed products or processes to market through a thorough, vigorous, and diligent program for exploitation of the patent rights. In addition, we must provide annual business plans showing our plan for product development.

     Under the UF Research Foundation licenses, we paid a license issue fee, are obligated to pay royalties on our net sales or net sales of our sublicensees, and must reimburse the UF Research Foundation for patent costs. There are no minimum annual royalties. We are also obliged to obtain product liability insurance prior to the sale for commercial purposes of licensed products. There is no assurance that we will be able to obtain such insurance on reasonable terms. See "Risk Factors - Risk of Product Liability Insurance."

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions, and individuals have filed patent applications or received patents to technologies that are similar to the our licensed technologies. We is aware of patent applications previously filed by and patents already issued to others that could conflict with our patents or patent applications, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we can not assure you that we are aware of all patents or patent applications that may materially affect our ability to make, use, or sell any products. United States patent applications are confidential while pending in the United States Patent and Trademark Office, and patent applications filed in foreign countries are often first published months or more after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents or patent applications licensed to us and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We can not assure you that we will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from the development or commercialization of our product candidates, which would have a material adverse effect on us.

     We are aware of potentially significant risks relating to our islet technology and to our oxalate technology, particularly bacterial oxalyl-CoA decarboxylase, an enzyme used in the XEntrIX TM Oxalobacter formigenes Monitor and our IxC1-62/47 enzyme therapy. We may not be able to commercialize our proposed diabetic products based on our method of proliferating islets and stem cells in vitro or our proposed oxalate-related disease management products, both due to patent rights held by third parties. As a result, our position with respect to the use of islets or stem cells or products containing oxalyl-CoA decarboxylase are uncertain and involve legal and factual questions that are unknown or unresolved. Although we believe our patents and patent applications provide a competitive advantage in our efforts to discover, develop, and commercialize useful products, if any of these questions is resolved unfavorably, we may not have the right to commercialize products relating to certain aspects of islet technology or products containing oxalyl-CoA decarboxylase in the absence of a license from one or more third parties, which may not be available on acceptable terms or at all. Our inability to commercialize any of these products would have a material adverse effect on us.

     In 1981, the Ontario Cancer Institute filed a patent application in the United States and was issued a patent in 1984 covering a method for producing pancreatic islet-like structures having histology and insulin-producing properties corresponding to those of fetal pancreatic islets and islets from adult animals maintained in culture, based on discoveries by Michael Archer. The patented method is similar, but not identical, to our islet technology. Archer's patent was licensed to CytoTherapeutics, Inc. in 1991. CytoTherapeutics may have filed patent applications in foreign countries based upon Archer's patent and may have additional patent applications on the same general subject matter pending in the United States.

     We are also aware that in 1993, Human Cell Cultures, Inc., filed a first U.S. patent application which was rapidly abandoned in favor of a second U.S. continuation-in-part application, and that these U.S. applications together were the basis of an international application which claimed a cell culturing method and medium to form pancreatic "pseudotissues" composed of "pseudoislets" to treat blood sugar disorders in mammals, based on discoveries by Hayden Coon and others. Subsequently, on June 7, 1995, Human Cell Cultures filed in the U.S. a continuation of its second (now abandoned) U.S. application, and has been issued US patents. Dr. Coon's patents claim methods which are also similar, but not identical, to our islet technology. There may have been additional patent applications filed in the United States or foreign countries based upon the Dr. Coon's work.

     In the United States, one must be the first to invent a subject matter in order to be entitled to patent protection on that invention. With respect to patent applications filed prior to January 1, 1996, United States patent law provides that if a party invented a technology outside the United States, then for purposes of determining the first to invent the technology, that party is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed our patent application. In foreign countries, the first party to file a patent application on an invention, not the first to invent the subject matter, is entitled to patent protection on that invention, assuming that the invention meets the other requirements for patentability. We can not assure you that the owners of Archer's patent nor the owners of Coon's patents will not challenge our islet patents or patent or that we will succeed in defending any such challenges. We also can not assure you that the sale of islet products by us would not be held to infringe United States and foreign patent rights of the owners Archer's patent and Coon's patent. Under the patent laws of most countries, a product can be found to infringe a third party patent either if the third party patent expressly covers the product or method of treatment using the product, or in certain circumstances, if the third party patent, while not expressly covering the product or method, covers subject matter that is substantially equivalent in nature to the product or method. If it were determined that products derived from our islet technology infringe Archer's patent or Coon's patents, we would not have the right to make, use, or sell our islet products in one or more countries in the absence of a license from the owners of such patents. We can not assure you that we could obtain a license from such owners on acceptable terms or at all.

     In June, 1995, Human Genome Sciences, Inc., filed a patent application in the United States, and thereafter in foreign countries, relating to a claimed human oxalyl-CoA decarboxylase and the DNA(RNA) encoding such polypeptide, as well as a procedure for producing such polypeptide and for producing an antibody relating to such polypeptide for use in the treatment of calcium oxalate kidney stones and hyperoxaluria. A U.S. Patent was issued on June 3, 1997. The Human Genome patent purports to relate to a human version of oxalyl-CoA decarboxylase which is stated to be 50% to 60% homologous to the oxalyl-CoA decarboxylase from the anaerobic bacteria, Oxalobacter formigenes. If the use of our bacterial oxalyl-CoA decarboxylase is found to infringe the patent owned by Human Genome Sciences, then we would not have the right to sell such products in one or more countries without a license from Human Genome Sciences. There can be no assurance that we would be able to obtain a license from Human Genome Sciences on acceptable terms or at all.

     Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents to which we have rights or to determine the scope, validity, and enforceability of other parties' proprietary rights, which may affect our product candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. Our licensors may also have to participate in interference proceedings declared by the Patent Office to determine the priority of an invention, which could result in substantial cost to us. There can be no assurance that our licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the technology licensed by us from the UF Research Foundation, they are primarily responsible for any litigation, interference, opposition, or other action pertaining to patents or patent applications related to the licensed technology, and we are required to reimburse them for the costs. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless they do not elect to institute or elects to abandon such proceedings. In cases where they elect to institute and prosecute patent proceedings, our rights will be dependent in part upon the manner in which they conduct the proceedings. The UF Research Foundation could elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to us. An adverse outcome in any patent litigation or interference proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology, any of which could have a material adverse effect on us.

     We can not assure you that any existing patent application, or any future patent application will issue or that any patents, if issued, will provide us with adequate patent protection with respect to the covered products, their uses, technology, or processes. In addition, under our licenses, we are required to meet specified diligence requirements to retain our rights. See "Risk Factors
- Uncertainty Regarding Patents and Proprietary Rights."

     In January 1997, we entered into a patent license agreement obtaining exclusive rights to the issued patent of Dr. Randy S. Fischer and Dr. Roy A. Jensen, faculty members at the University of Florida, for identifying a difference which exists between the metabolic pathway of a microbial or plant target organism and a non-target host specie and then preparing a control agent which perturbs the metabolic pathway of the target without significantly perturbing the metabolic pathway of the host. This patent may be useful in the development of microbicides for drug resistant pathogens such as staphyloccus, enterococcus, and neisseria. Under the Fischer/Jensen license agreement, we paid a license issue fee of 1,000 shares of our Common stock and are obligated to pay royalties of 2% on net sales by Ixion or our sublicensees. There are no minimum annual royalties or due diligence milestones. The Fischer/Jensen license is for the remainder of the legal life of the patent (or over 11 years).

     Because the inventions covered by our licenses were made with federal assistance (which is typical of university-based discoveries), they are subject to the rights of the federal government under 35 USC Title 18, "Patent Rights in Inventions Made with Federal Assistance," including "march in" rights under which the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that
(1) adequate steps have not been taken to commercialize such inventions, (2) such action is necessary to meet public health or safety needs, or (3) such action is necessary to meet requirement for public use under federal regulations. The government's rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. The law also requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from our exclusive licensee to substantially manufacture products using the invention in the United States, although this covenant is subject to a discretionary waiver by the government.

Patents and Trade Secrets

     Dr. Peck, as an employee of the University of Florida, is bound by the terms of the University's patent policy, which requires that any invention conceived of or developed in the area in which he is employed belongs to the University (subject to the Government Rights described above, and to Ixion's rights under the consulting agreement it has with him). See "Management - Consulting Agreement With Dr. Peck" and "Business - Government Regulation - Florida Conflicts of Interest."

     It is our policy to require our directors, material investors, employees, consultants, outside scientific collaborators, and sponsored researchers, and other advisors to execute confidentiality agreements upon investment or upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of his or her relationship with us is to be kept confidential and not disclosed to third parties. Ixion also requires signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the confidentiality agreements also generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property (subject, in the case of Dr. Peck, to the prior rights of the University of Florida). There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets or other proprietary information in the event of an unauthorized disclosure or will be effective to assign inventions.

     Certain of our research has been funded in part by Small Business Innovation Research grants and may be funded in the future by such grants and by Small Business Technology Transfer Research grants. In connection with any such funding, the U.S. Government will have the rights described above.

     In order to produce or use the XEntrIX TM Oxalobacter formigenes Monitor in its current formulation or to produce the Blood Oxalate Assay (and other immunodiagnostic products) in commercial quantities for resale, it will be necessary to license certain rights from Roche Diagnostics, Inc., the holder of patents on the nucleic acid amplification process known as the polymerase chain reaction ("PCR") process. If Ixion finds it necessary to use PCR to produce commercial products, it will enter into such a license with Roche, which makes non-exclusive licenses generally available. Ixion does not anticipate that the terms of such license will have a materially adverse effect on us.

Competition

     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have larger R&D budgets, as well as substantially greater experience in developing products, in obtaining regulatory approvals, and in manufacturing and marketing diagnostic and pharmaceutical products. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development, and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies, and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

     Our products under development are expected to address a broad range of markets. Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. See "Business Government Regulation." In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which Ixion or our future corporate partners can develop products, complete the preclinical and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, contract for and manage third-party service providers, obtain and maintain patent protection, and secure adequate capital resources. We expect our products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value, and scope of patent rights. See "Risk Factors - Intense Competition."

Government Regulation

     In the United States, the FDA regulates distribution, manufacture, labeling, and promotion of drugs, medical devices, and biologics. In addition, manufacturers of these products are subject to other federal, state, and local environmental and safety laws and regulations. Governments in other countries may impose additional requirements.

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

     Drugs and Biologics. Some of our planned products, such as the diabetes treatment products, will be regulated as drugs and biologics. The Food, Drug, and Cosmetic Act and the Public Health Service Act provide that drugs and biologics may not be commercially distributed within the United States unless they have been approved by the FDA. The process required by the FDA before drugs and biologics may be marketed in the United States generally involves five steps:

     o    preclinical  laboratory and animal testing,
     o submission to the FDA of an investigational new drug application which must be effective prior to the initiation of human clinical studies,
     o adequate and well-controlled clinical trials to establish safety and efficacy for its intended use,
     o submission to the FDA of a new drug application or biologics license application, and
     o review and approval of the new drug application or biologics license application by the FDA.

     Preclinical testing covers laboratory evaluation of product chemistry and formulation as well as animal studies to assess the safety, pharmacology, toxicology, and efficacy of the product. The results of these tests are submitted to the FDA as part of the investigational new drug application. If a company is not notified by the FDA within 30 days of submission, the company may initiate Phase I clinical trials. Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

     o Phase I represents the initial administration of the drug or biologic to a small group of humans, healthy volunteers, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion, and clinical pharmacology.
     o Phase II involves studies in a small number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse effects.
     o Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to establish safety and efficacy in an expanded patient population and multiple clinical study sites.

The FDA reviews both the clinical plans and the results of the trials and may request that a company discontinue or expand the trials at any time if there are significant safety issues.

     The results of the preclinical tests and clinical trials of drugs and biologics are submitted to the FDA in the form of a new drug application (in the case of a drug) or biologic license application (in the case of a biologic). The FDA may request additional information, including additional animal studies or clinical trials that may extend the review process and delay marketing approval. The manufacturer must also pass a premarket inspection of its compliance with good manufacturing practices. There can be no assurance that the FDA will authorize marketing of the product, or that it will do so in a timely manner. Once granted, a new drug application or product license application may place substantial restrictions on how the product is marketed. After FDA approval of the new drug application or biologic license application for the initial indications, further clinical trials may be necessary to gain approval for the labeling of the product for additional indications.

     Medical Devices. Many of our planned products (e.g., the in vitro diagnostic products such as the XEntrIX TM Oxalobacter formigenes Monitor), will be regulated as medical devices. The FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA.

     In the United States, medical devices are classified into one of three classes (class I, II, or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, premarket notification, and adherence to good manufacturing practices), and class II devices are subject to general and specific controls (for example, performance standards, patient registries and FDA guidelines). Generally, class III devices are those which must receive a premarket approval by the FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting, and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

     There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a premarket notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence.

     If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required by the statute and implementing regulations to have an approved application for premarket approval), the FDA must approve a premarket approval application before marketing can begin. Premarket approval applications must demonstrate, among other matters, that the medical device is safe and effective. A premarket approval application is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. Once a premarket approval application has been submitted, the FDA's review may be lengthy and may include requests for additional data. The manufacturer must also pass a premarket inspection of its compliance with the quality systems regulations. There can be no assurances that the FDA will authorize marketing of the product under a 510(k) or a premarket approval, or that it will do so in a timely manner. After FDA approval of the initial indication, further clinical trials may be necessary to gain approval of the product for additional indications.

     Clinical investigations of most devices are subject to the investigational device exemption requirements, which usually involve FDA review of the investigation before it may begin. Clinical investigations of many in vitro diagnostic tests are exempt from the investigational device exemption requirements, provided the testing meets certain exemption criteria, including labeling as an "investigational use only" product. In addition, in vitro devices may be distributed for "research use only," provided they are intended for laboratory research and labeled for research use. The FDA's current policy is to encourage manufacturers of in vitro devices for "investigational use only" or "research use only" to establish a certification program under which these in vitro devices are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that the "investigational use only" or "research use only" product will be restricted in use and will, among other things, meet institutional review board and informed consent requirements.

     Once granted, a 510(k) clearance or premarket application approval may place substantial restrictions on how a device is marketed. Even where a device is exempted from 510(k) clearance or premarket application approval, the FDA may impose restrictions on marketing. For example, FDA has exempted many analyte specific reagents not sold as finished test kits from obtaining 510(k) clearance or premarket application approval. These reagents, however, may be marketed only to clinical laboratories certified under the Clinical Laboratories Improvements Act to conduct tests of high complexity and are subject to a number of labeling requirements.

     Ixion's Products. We have agreed, as discussed above, with the University of Florida Diagnostic Referral Laboratories for them to offer a service to urologists and other physicians based on our XEntrIX TM Oxalobacter formigenes Monitor. We believe this agreement is permitted under the provisions of the FDA's analyte specific reagent regulation; however, we can not assure you that our reliance on that regulation will be accepted by the FDA.

     The XEntrIX TM Oxalobacter formigenes Monitor and Blood Oxalate Assays, when manufactured by or for us, will be distributed initially for research use and will not require FDA review prior to distribution for those uses. To market these products for diagnostic use, we intend to request authorization under the 510(k) procedure for the XEntrIX TM Oxalobacter formigenes Monitor and perhaps the Blood Oxalate Assay. Premarket approval applications may, however, be required for each of these products.

     We believe that our  diabetes  treatment  products  and enzyme  therapy for
treatment  of  oxalate-related   disorders  will  require  either  a  new  drug
application or a biologic license application before they may be commercially distributed. There can be no assurance that the FDA will accept our views on the regulatory status of our products, or that the FDA will authorize marketing or clinical investigation of any product, or that it will do so in a timely manner. Additional studies or other information may be requested during the FDA review period that may delay marketing authorization. The law or government regulations may change in ways that could prevent or delay marketing authorization for our products. Delays in receipt of, failure to receive, or loss of previously received approvals could have a material adverse effect on our business, financial condition, and results of operations.

     Other FDA Obligations. Each manufacturing facility for drugs, medical devices, or biologics, must be registered with the FDA, and the products manufactured at that facility must be listed with the FDA. A manufacturer's quality control and manufacturing procedures must conform on an ongoing basis with good manufacturing practices. Certain adverse effects and product malfunctions must be reported to the FDA. Product labeling and advertising must comply with FDA requirements. In some cases, postmarket testing may be required, or other requirements imposed. Complying with these requirements requires substantial time, money, and effort. We intend to rely on our strategic partners for assistance with these matters.

     FDA Enforcement. The FDA inspects manufacturers of drugs, medical devices, and biologics on a regular basis. Failure to comply with applicable requirements can, among other consequences, result in civil penalties, injunctions, suspensions and losses of regulatory approvals, product recalls, seizure of products, refusal to allow us to enter into supply contracts with the government, and criminal prosecution.

     Non-U.S. Marketing. For marketing outside the United States, we is also subject to foreign regulatory requirements. Requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements for foreign countries may differ significantly from those of the FDA. In some cases, products may not be exported until FDA approval is obtained. We intends to rely on our strategic partners both in the United States and abroad for assistance with these matters.

     Florida Conflicts of Interest. Because Dr. Peck, our Chief Scientist, Dr. Schuster, Dr. Khan, and Dr. Schatz, members of our Scientific Advisory Board, are employees of the Florida State University System, they, and consequently we, are subject to Florida statutes relating to conflicts of interest. In order for Ixion to conduct business with the University (including licensing University technology or entering into research support agreements), we must obtain and maintain an exemption for Dr. Peck from the application of the Florida conflict of interest statutes, obtain approvals for outside activities for Drs. Schuster, Khan, and Schatz.

     Exemptions for Dr. Peck are issued pursuant to a monitoring plan which requires us, among other things, to promptly disclose every material transaction between us and any employee of the University. Dr. Peck obtained his initial exemption from the Florida conflict of interest statutes on January 5, 1995, relating to the academic year ended June 30, 1995. Exemptions must be renewed annually at the beginning of each academic year (or upon material alterations in the terms of the relations between us and Dr. Peck). The approval of the request for renewal for the academic year ended June 30, 1997 was received on September 29, 1997. The requests to renew Dr. Peck's exemption for the academic years ended June 30, 1998 and June 30, 1999 have been filed and are pending. The approval process can take 12 or more months. While we have no reason to believe that Dr. Peck's requests for renewal will not be approved, there is no assurance that the exemption will be renewed, or, if renewed, that it will be renewed on reasonable terms. Furthermore, it is not clear what the effect of a non-renewal will be should the University decline to renew the exemptions on a timely basis or at all.


Manufacturing and Marketing

     We have no experience in manufacturing or marketing products on a commercial scale. Marketing rights for products may be licensed to corporate partners. Co-marketing arrangements may also be feasible for some products.
Ixion intends to seek distribution arrangements for our products in other countries outside of the United States. While using third parties for distribution or marketing permits us to avoid the costs of establishing a distribution or marketing network in a particular area, this strategy also makes us more dependent on the efforts of third parties, involves a potential reduction in profit margins, and may complicate negotiations and other matters associated with technology licenses.

     Target Markets. We believe there will be demand for the XEntrIX TM Oxalobacter formigenes Monitor in the research market and, upon acceptance by urologists and nephrologists as a clinically useful test, by certain specialized kidney, nephrogenic, and urologic reference labs. The target markets for a new blood oxalate assay include approximately 5,000 hospital labs, the several major independent labs, and the same specialized kidney, nephrogenic, and urologic reference labs as for the XEntrIX TM Oxalobacter formigenes Monitor.

     For the use of the XEntrIX TM Oxalobacter formigenes Monitor, the blood oxalate assay, and our IxC1-62/47 enzyme therapy in the management of kidney stones, we plan to target the country's approximately 7,300 in-office urologists. For the use of the XEntrIX TM Oxalobacter formigenes Monitor and IxC1-62/47 enzyme therapy for managing kidney stone risk in cystic fibrosis patients, we plan to target the cystic fibrosis treatment centers in the United States. For the use of the XEntrIX TM Oxalobacter formigenes Monitor and IxC1-62/47 enzyme therapy in the diagnosis and treatment of vulvodynia, we intend to approach the market through the 35,000 gynecologists practicing in the United States.

     Marketing Strategy. The strategy for marketing islet-related products will depend on collaborations with third parties with greater marketing resources than we.

     The marketing strategy for the XEntrIX TM Oxalobacter formigenes Monitor depends upon educating urologists and nephrologists of its clinical usefulness. Over 65% of all kidney stones are composed predominantly of calcium oxalate. Oxalate plays a crucial role in the formation of renal stones and in this respect hyperoxaluria constitutes a special problem in management of kidney stones. The XEntrIX TM Oxalobacter formigenes Monitor would be used to screen and manage known stone formers in order to assist the urologist in stratifying and treating kidney stone patients. The use of the XEntrIX TM Oxalobacter formigenes Monitor will allow the urologist to make a determination of which of his or her hyperoxaluric patients have an exogenous hyperoxaluria caused by hyperabsorption from the diet, resulting from diminished or decimated populations of O. formigenes. The clinical relevance of the resulting data is the urologist's capability to identify a specific cause of urolithiasis and to treat it effectively. Ix XEntrIX TM ion Oxalobacter formigenes Monitor data will be more meaningful than 24 hour urinary oxalate data alone in that it accurately identifies and quantifies the high-risk population of kidney stone formers and stratifies them with respect to cause.

     Kidney stones, while prevalent, are not generally recognized as predictable or avoidable by many physicians and their patients. Consequently, the promotional task will be difficult. To meet this challenge, we intend to invest in both physician education programs, and, assuming funds are available, consumer awareness campaigns. We can reach the country's over 7,300 in-office urologists through a direct mail campaign. In addition, working with specialized companies in the urology market, we propose to inform urologists about our planned new kidney stone disease management products. In addition, the
Scientific Advisory Board members and other recognized scientists will be encouraged to write articles for peer review scientific journals to stimulate interest and establish further credibility in the scientific and medical communities.

     A similar approach will be used to approach the gynecological market for our vulvodynia products and the cystic fibrosis market for the management of kidney stone risk.

     In each case, we intend to participate in urology, nephrology, gynecology, and other industry trade meetings and to exploit on-line medical databases and our own web site. Finally, as stated above, we intend to use third-party sales forces to amplify our efforts. See "Business - Business Strategy."

     Contract Suppliers and Manufacturers. It is our present intention to enter into agreements with contract testing and manufacturing entities to test and manufacture commercial quantities of our planned products in order to avoid the expenditure of significant funds to hire and train personnel and comply with the extensive regulations, including "good manufacturing practice" requirements applicable to such a facility.

Employees

     We have five full time employees. Our six part time employees include Dr. Peck, who is an exclusive consultant, Mr. Peck, President and Chief Financial Officer, and Ms. Ramsey, Controller. Ixion is not subject to any collective bargaining agreements and believes that our relationship with our employees is good.

Scientific Advisory Board

     None of the members of the Scientific Advisory Board are our employees. Scientific advisors spend only a small portion of their time to our affairs and have commitments to other institutions that may conflict or compete with their obligations to us. Scientific advisors collaborate with us on research grant applications, review and evaluate our research programs, advise us about technical matters, consult on product planning and feasibility studies, assist in establishing research priorities, provide guidance on clinical evaluation programs, alert us to potential collaborators, advise us on new developments, and recommend personnel.

     The Scientific Advisory Board meets periodically as a group. In addition, some members may meet in smaller groups or individually with our scientists. Ixion has confidentiality agreements with each scientific advisor providing that all confidential information shall be our exclusive property. Scientific advisors are not paid in cash, but are reimbursed expenses, and, pursuant to the 1994 Board Retainer Plan, receive 5,000 restricted shares of Ixion's common stock upon joining, and 1,000 restricted shares annually thereafter. They also receive stock options for 2,500 shares annually after their initial year.

     The current members of the Scientific Advisory Board are the following:

     Milton J. Allison, Ph.D. Dr. Allison has long been a pioneer in oxalate research, having discovered and named Oxalobacter formigenes. He is presently Professor of Microbiology, Immunology, and Preventive Medicine, Iowa State University and Microbiologist Emeritus of the National Animal Disease Center, USDA, Ames, Iowa. He earned his Ph.D. from the University of Maryland.

     Marguerite Hatch, Ph.D. Dr. Hatch is a Professor in the College of Medicine, Nephrology Division, and Director of the Kidney Stone Center at the University of California, Irvine College of Medicine since 1990.Previously she was Director of the New York Kidney Stone Center, SUNY Health Science Center.
She earned her B.Sc. with Honors from the University College, Dublin, Ireland and her Ph.D. in 1978 from Trinity College, Dublin, Ireland.

     Saeedur R. Khan, Ph.D. Dr. Khan is Associate Professor of Pathology at the University of Florida College of Medicine and a leader in the field of oxalate research and molecular/microscopy. His current and previous committee memberships include the NIH Ad hoc Reviewer on Urinary Stone Grants; member, Center for the Study of Lithiasis and Pathological Calcification; and member of the Shands Stone Center Committee. He earned his undergraduate degree from Agra University in Agra, India, his masters of science degree from the Peshawar University, Peshawar, Pakistan, and his Ph.D. from the University of Florida.

     Desmond Schatz, M.D. Dr. Schatz is the Medical Director of the Diabetes Center and Associate Professor of Pediatric Endocrinology at the University of Florida Medical School. He is a Diplomate of the American Board of Pediatric Endocrinology and a member of the American Diabetes Association, the International Diabetes Federation, and the Immunology of Diabetes Society. He received his undergraduate degree from St. David's College in Johannesburg, South Africa, and his medical degree from the University of the Witwatersrand Medical School in Johannesburg.

     Sheldon M. Schuster, Ph.D. Dr. Schuster is Biotechnology Program Director for the University of Florida's biotechnology program and Associate Director for Research for the University of Florida Cancer Center. He is a member of the American Association for the Advancement of Science and the American Society of Biological Chemistry and Molecular Biology. He was a co-founder of BioNebraska, Inc., and is a co-founder and chairman of the scientific advisory board of AquaGene, Inc. He received his B.S. in biochemistry from the University of California, Davis and his Ph.D. in biochemistry and pharmacology from the University of Arizona.

     Hans Wigzell, M.D., D.Sc. Dr. Wigzell is presently the Rector of Stockholm's famed Karolinska Institute. He received his medical degree and doctorate of science. from Karolinska. From 1982 onwards, he has been Chairman of the Department of Immunology at Karolinska. Among his many honors was his service as Chairman of the Nobel Committee of Karolinska from 1990 to 1992.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this report regarding the dates on which we anticipate commencing clinical trials or filing for regulatory approval, constitute forward-looking statements under the federal securities laws. Such statements are subject to risks and uncertainties that could cause the actual timing of such clinical trials or filings to differ materially from those we project. With respect to such dates, we have made assumptions regarding, among other things,

     o    the successful and timely completion of preclinical tests,
     o the approval of investigational new drug applications for each of our drug candidates by the FDA,
     o the availability of a simplified application way to seek market clearance from the FDA for our molecular diagnostic test,
     o    the  availability  of  adequate  clinical  supplies,
     o    the absence of delays in patient enrollment, and
     o the availability of the capital resources necessary to complete the preclinical tests and conduct the clinical trials.

     Our ability to commence clinical trials or file for regulatory approval on the dates anticipated is subject to risks, including the risks discussed under "Risk Factors." You should not rely on the dates on which we anticipate filing regulatory approval or commencing clinical trials.

     Statements regarding our research and development plans also constitute forward-looking statements. Actual research and development activities may vary significantly from the current plans depending on numerous factors including

     o    changes in the costs of such activities from current estimates,
     o    the  results  of the  programs,
     o    the results of  clinical  studies  referred to above,
     o    the  timing  of  regulatory  submissions,  technological  advances,
     o    determinations  as  to  commercial  potential,  and
     o    the status of competitive products.

     Our projections regarding the likely effect of Year 2000 issues on our company is also a forward-looking statement.

     All of the above estimates are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2.  Description of Property.


     In October 1998, we leased approximately 3,600 rentable square feet of equipped laboratory space and approximately 1,413 rentable square feet of office space at 13709 Progress Blvd., Alachua, Florida, across the street from our old location in the business incubator owned by the University of Florida at the Biotechnology Development Institute. Our lease has a three-year term, expiring in September 2001, with two one-year renewal options. We are developing a small scale facility in our lab suite to produce preclinical quantities of our XEntrIX TM Oxalobacter formigenes Monitor TM as well as IxC1-62/47. Commercial scale production will be subcontracted to contract manufacturers. See "Business - Business Strategy," Annual payments are approximately $72,000.

     For a fee of $1,000 for 1999, we have a graduate membership agreement with the Biotechnology Development Institute under which we have access to specialized facilities such as animal rooms, small-scale fermentation capabilities, and glass washing and autoclaving facilities. As a graduate member, we may also use the specialized equipment located in the centralized instrument lab in the Biotechnology Development Institute at no extra cost, and we may use the services of the University's Core Laboratories including the Recombinant Protein Expression Core, the Flow Cytometry Core, the Protein Chemistry Core, and the Electron Microscopy Core at a special graduate membership rate.

     We believe these facilities will be adequate for the foreseeable future.


Item 3.  Legal Proceedings.


     We are not a party to any legal proceedings and are not aware of any threatened litigation or regulatory action that could have a material adverse effect on our business, financial condition, or results of operations.


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

     Restricted shares of Common Stock have been issued to Members of the Board of Directors, Members of the Scientific Advisory Board, and key employees under the Company's Board Retainer Plan as follows:

         On June 10, 1996, 34,000 shares of Common Stock (5,000 shares to each of two directors, 5,000 shares to each of two members of the Scientific Advisory Board, for services and 14,000 shares of Common Stock to its Vice President - Research and Development for services) valued at an aggregate of $92,000 (a portion of which is unearned compensation) or $3.00 per share.

         On September 15, 1996, 10,000 shares of Common Stock (5,000 shares to each of two members of the Scientific Advisory Board) for services valued at $100,000 (a portion of which is unearned compensation) or $10.00 per share.

         On October 10, 1996, 5,000 shares of Common Stock to a member of the Scientific Advisory Board for services valued at $50,000 (a portion of which is unearned compensation) or $10.00 per share.

         On February 11, 1997, 10,000 shares to its Director of Research, Oxalate Division, for services valued at $100,000 (a portion of which is unearned compensation) or $10.00 per share.

         On June 27, 1997, 7,000 shares of Common Stock (1,000 shares to each of two directors, and 1,000 shares to each of five members of the Scientific Advisory Board, for services) valued at $70,000 (a portion of which is unearned compensation) or $10.00 per share.

         On July 1, 1997, 3,000 shares to its Associate Director of Research, Diabetes Division, for services (a portion of which is unearned compensation) valued at $30,000 or $10.00 per share.

         On July 1, 1998, 23,450 shares of Common Stock (1,000 shares to each of two directors, 5,000 shares to a newly-elected director, 1,000 shares to each of five members of the Scientific Advisory Board, 5,000 shares to a newly-appointed member of the Scientific Advisory Board, and 6,450 shares to employees for services, in aggregate, valued at $234,500 (a portion of which is unearned compensation) or $10.00 per share.

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

     In  1997,  the  Company  registered  400,000   newly-issued  Units  of  its
securities for direct sale on Form SB-2 at a price of $10.00 per Unit. The registration statement, Commission Registration No. 333-334765, was declared effective on December 10, 1997 and Post-Effective Amendment No. 1 was declared effective on March 19, 1998. On December 10, 1998, the Company extended the offering, and thereafter filed Post-Effective Amendment No. 2 to reduce the number of Units being registered to 150,000 Units (including the Units already sold), for an aggregate offering price of $1,500,000. Each Unit consists of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrant. There is no minimum number of Units to be sold in the Offering, and all funds received will go immediately to the Company. The offering has not terminated and is not scheduled to terminate until the earliest of: the sale of all Units, December 10, 1999, or the date on which the Company decides to close the offering. The securities are being sold directly by the Company (except when sales are to Florida residents, in which case sales must be made through Unified Management Corporation, a Florida-registered broker dealer).

     As of March 23, 1999, a total of 34,420 Units at an aggregate price of $344,200 have been sold, of which 34,320 Units for an aggregate of $343,200 was sold through December 31, 1998. From the effective date of the offering to December 31, 1998, $200 in expenses and $1,854 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through December 31, 1998, amounted to $116,561, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

     Net offering proceeds as of December 31, 1998 amounted to $227,639. The net proceeds were used entirely to fund the operations of the Company during 1998 as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement.

     There is no public trading market for the Company's securities.

     As of March 23, 1999, there were approximately 100 shareholders of record of the Company's common stock.

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


     The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this prospectus. This prospectus contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" and in "Special Note Regarding Forward-Looking Statements."

Overview

     Ixion is a development stage, biotechnology company. We are in the development stage because we are devoting substantially all of our efforts to establishing our business, and our planned principal operations have not commenced.

     Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. In June 1998, we reached an agreement in principle with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor. We have received no revenue to date under this agreement. Provided the Diagnostic Referral Laboratories markets the service and provided doctors accept the test as useful, we may receive revenue from this test during 1999. (See "Risk Factors
- Our Proposed Products May Not be Accepted in the Market.") However we do not expect any of our other product candidates to be commercially available for at least several years. From inception through December 31, 1998, we incurred cumulative losses of $2,893,598. These losses were due primarily to expenditures on general and administrative activities, research and development, patent preparation and prosecution, and interest charges.

     We expect to continue to incur substantial research and development costs resulting from

     o    ongoing research and development programs,
     o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

     We also expect that general and administrative costs, including

     o    amortization  of patents,
     o    legal  and   regulatory   costs   necessary  to  support   preclinical
          development  and clinical  trials,
     o    SEC  reporting  costs,  and
     o    the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

     We have only a limited operating history upon which you can base an evaluation of our prospects. You should consider the risks, expenses, and difficulties encountered by companies at an early stage of development when evaluating our prospects. To address these risks, we must, among other things,

     o    successfully develop and commercialize our products,
     o    secure all necessary proprietary rights,
     o    respond to competitive developments, and
     o    continue to attract, retain and motivate qualified persons.

     There can be no assurance that we will be successful in addressing these risks.

     Our operating expenses will depend on several factors, including the level of research and development expenses and our success in raising capital. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, we believe that period-to-period comparisons in the future are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts, if any, and investors. In such event, the prevailing market price, if any, of our common stock would likely be materially adversely affected.


Results of Operations

Years Ended December 31, 1998 and 1997

     Our revenues under a research agreement with Genetic Institute decreased from $135,922 in 1997 to $0 for 1998 because all contractual payments from Genetics Institute have been made. Revenues under our SBIR grant declined from $71,650 in 1997 to $0 in 1998 because the grant was fully expended. Revenues under the Genetics Institute agreement and the SBIR ceased at the end of 1997. We do not expect material revenues during 1999.

     Interest income decreased 95% from $10,147 in 1997 to $465 in 1998. This decrease was attributable to the expenditure of the proceeds from the sale of our unsecured convertible notes in the last quarter of 1996, which proceeds had been invested during 1997. Interest income relating to the investment of proceeds of the unsecured convertible notes ceased in the first quarter of 1998.

     Operating, general and administrative expenses increased 10.0% from $336,572 in 1997 to $370,397 1998. These increased expenses reflect increased legal expenses, increased advertising and promotion, and increased salaries, compared to 1997. We expect our general and administrative expense to modestly decrease during 1999 as a result of a continued reduction in the scale of operations, offset, to some degree, by increased rent, depreciation, and amortization of capitalized patent costs as new patents are issued.

     Research and development expenditures consist primarily of

     o payroll-related expenses of research and development personnel,
     o laboratory supplies,
     o animal supplies,
     o laboratory rent,
     o depreciation on laboratory equipment,
     o development activities,
     o payments for sponsored research, and
     o payments to scientific and regulatory consultants.

     Research and development expenses decreased 23.5% from $554,751 in 1997 to $424,606 in 1998, primarily as a result of a reduction in the scale of research and development and concomitant reduction in lab supplies, together with the termination of our consulting contract with our regulatory advisor, and a reduction in the stock compensation expense relating to our scientific advisors, offset, to some degree by an increase in lab rent. Future research and development expenses are dependent on our success in raising capital.

     Interest expense increased 9.7% from $112,083 in 1997 to $122,958 in 1998 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1999, as a result of the continued compounding of interest on deferred fees and salaries accounts and additional bridge loans from officers.

Liquidity and Capital Resources

     In December, 1997, we commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of common stock and .1/4 of a Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles you to purchase one share of common stock at a price of $20.00 per share. Ixion is directly (except in Florida where sales must be made through a broker) making the offering in ten states, primarily over the Internet. There is no minimum number of Units to be sold in the offering, and all funds received have gone and will go immediately to us. On December 10, 1998, we extended the offering through the earliest of:

     o    the sale of all Units,
     o    December 10, 1999, or
     o    the date we decide to close the offering.

In addition, we have reduced the size of the offering from 400,000 Units to 150,000 Units, including the 34,320 Units we sold during 1998. At March 23, 1999, we have sold a total of 34,420 Units in the offering. We must file a new post-effective amendment to the registration statement to include our audited financials for the periods ended December 31, 1998 before sales of units may be resumed.

     During 1998, our development activities were funded primarily by the proceeds from the offering and bridge loans from the Chairman and Chief Executive Officer and the President. The bridge loans total $385,000 at March 23, 1999. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have continued to fund operating requirements voluntarily to meet working capital needs. We can not assure you that the officers will continue to voluntarily fund bridge loans during 1999. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes.

     At December 31, 1998, we had $18,633 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     On January 1, 1996, we purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At December 31, 1998, $6,282 in principal remains outstanding under this agreement..

     In connection with the Genetics Institute sponsored research agreement referred to above, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that their option contained in the sponsored research agreement has expired. We have not given such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long term liability pending final notice under the agreement.

     Through December 31, 1998, we have paid offering-related expenses of $116,561 which have been applied against the proceeds of the public offering. We expect further offering-related expenses to be modest.

     On October 8, 1998, upon the expiration of our lease at the Biotechnology Development Institute, we moved to comparable rental facilities across the street from our former location. The new lease will be for increased space and rent and for a three-year term, with two one-year renewal options. We expect that annual payments under the new lease (including repayment of funds provided by lessor for tenant improvements and an emergency generator) will be approximately $84,000 per year. We will continue to have access, as a graduate affiliate, to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation will not materially affect our research and development operations; however, we incurred relocation expenses and have been obliged to purchase or lease laboratory and office furnishings and equipment. We expect to purchase or lease additional lab equipment in the amount of approximately $80,000 in the future.

     We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

     o    the success of the continuing public offering of our securities,
     o the successful commercialization of the XEntrIx (TM) Oxalobacter formigenes Monitor (our new diagnostic test) and IxC1-62/47 (our lead therapeutic compound),
     o    progress in our product development efforts,
     o    the magnitude and scope of development efforts,
     o    progress with preclinical studies and clinical trials,
     o    the cost of contract manufacturing and research organizations,
     o cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights,
     o    competing technological and market developments, and
     o the development of strategic alliances for the development and marketing of our products.

     We require all of the proceeds of this offering to meet our planned operating requirements through December 31, 1999. Shortfalls in the proceeds of the public offering to date have forced a curtailment in our planned operating requirements to adjust to reduced resources. In the event our plans change or our assumptions change or prove to be inaccurate or the proceeds of the offering continue to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our products through regulatory approval to commercialization. The terms and prices of any equity or debt financings or corporate combination may be significantly more favorable to new investors than those of the Units sold in the offering, resulting in significant dilution to current investors. We do not have any material committed sources of additional financing. We can not assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.


Product Research and Development Plan

     Our plan of operation for 1999 consists primarily of research and development and related activities, resources permitting, including:

     o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
     o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation
     o research into differential gene expression studies on differentiated islet cells;
     o further research into encapsulation materials for transplantation of islets;
     o further preclinical development of a quantitative version of our molecular diagnostic test, the XEntrIx (TM) Oxalobacter formigenes Monitor,
     o further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
     o    continuing the prosecution and filing of patent applications; and
     o    hiring additional employees.

     Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential, the status of competitive products, and, most important, our success in raising capital. The focus and direction of our operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

     We can not assure you that we will be able to commercialize our technologies or that profitability will ever be achieved. We expect that our operating results will fluctuate significantly from quarter to quarter in the future and will depend on a number of factors, most of which are outside our control.

Year 2000 Compliance

     Many computer systems and computer chips embedded in equipment are unable to tell the difference between the year 1900 and the year 2000. This is know as the Year 2000 issue. Many businesses are at risk for possible miscalculations or systems failures as a result of their computers, software, or equipment's not being Year 2000 compliant.

     Our assessment of Year 2000 compliance issues is not complete.

     Software and Computers. Our computers all run Windows operating systems which are or will be Year 2000 compliant according to our tests and information received from Microsoft. We have been assured by the vendors that our office applications programs are Year 2000 compliant. We have been also been assured by the vendor that our finance and accounting software, our only mission-critical software, is Year 2000 compliant.

     Equipment. Most of our laboratory equipment does not use a computer or embedded chip. Our policy is that all equipment that we purchase must be Year 2000 compliant. Our assessment of our laboratory equipment is not complete.

     With respect to equipment made available to us as a result of our affiliation with the Biotechnology Development Institute, we have requested a statement of compliance.

     Suppliers. We are contacting key suppliers regarding their Year 2000 compliance in order to determine if there might be any effect on our operations. In general, our suppliers (primarily scientific reagent and disposable equipment vendors), have developed or are in the process of developing plans to address Year 2000 issues. We will continue to monitor and evaluate the progress of our suppliers.

     In general our review of the potential consequences of Year 2000 compliance issues on us leads us to believe that those issues will prove to be immaterial to our business, operations, and financial condition. Accordingly, we do not have contingency plans and have no plans to develop any unless our further assessment indicates one is necessary. No material expenses have been incurred to date and none are anticipated.


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

Item 13.  Exhibits and Reports on Form 8-K.

     Exhibits marked by asterisk(s) are included with this Report on Form 10-KSB; other exhibits have been incorporated by reference to other documents filed by the Company with the SEC.

Exhibit
Number    Description

3.1      Certificate of Incorporation of Registrant (1)
3.2      Certificate   of  Amendment  to   Certificate   of   Incorporation   of
         Registrant(1)
3.3      Certificate of Amendment to Certificate of  Incorporation of Registrant
         (1)
3.4      Bylaws of Registrant, as amended and restated (5)
4.1      Form of Registrant's Common Stock Certificate (2)
4.2      Form of Registrant's Charitable Benefit Warrant Certificate (5)
4.3      Charitable Benefit Warrant Agreement, dated (5)
4.4      Warrant Agreement with Jeffrey W. Seel, dated November 7, 1995 (1)
4.5 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1995 (1)
4.6 Warrant Agreement with the University of Florida Research Foundation, Inc., dated August 1, 1996 (1)
4.7 Warrant Agreement with the University of Florida Research Foundation, Inc., dated October 1, 1996 (1)
4.8 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1996 (1)
4.9      Warrant  Agreement with Brandywine  Consultants,  Inc.,  dated June 23,
         1997 (2)
4.10 Warrant Agreement with Brandywine Consultants, Inc., dated October 24, 1997 (2)
10.1 Chattel Mortgage Agreement with Carl Therapeutic, Inc., dated as of January 1, 1996 (1)
10.2 Consulting Agreement with Brandywine Consultants, Inc., dated December 12, 1996 (1)
10.3     Consulting Agreement with Ammon B. Peck, dated February 21, 1997 (1)
10.4     Consulting Agreement with David C. Peck, dated July 1, 1996 (1)
10.5     Convertible Promissory Note with Weaver H. Gaines, dated March 31, 1993
         (1)
10.6     Convertible  Promissory Note with David C. Peck, dated October 15, 1993
         (1)
10.7 Demand Promissory Note, Bridge Loan with Weaver H. Gaines, dated April 15, 1996 (1)
10.8 Demand Promissory Note, Bridge Loan with David C. Peck, dated April 15, 1996 (1)
10.9 Deferred Compensation Plan Agreement with Weaver H. Gaines, dated January 1, 1994 (1)
10.10 Deferred Compensation Plan Agreement with Ammon B. Peck, dated June 1, 1994(1)
10.11 Deferred Compensation Plan Agreement with David C. Peck, dated April 1, 1994(1)
10.12    Agreement to Purchase Shares, dated as of October 10, 1994 (1)
10.13    Note Purchase Agreement,  dated as of September 13, 1996 (1)
10.14 Incubator License Agreement with the University of Florida Research Foundation, Inc., dated June 26, 1995 (1)
10.15 Amendment No. 1, dated July 31, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.16 Amendment No. 2, dated October 1, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.17 Amendment No. 3, dated November 7, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.18 Amendment No. 4, dated January 21, 1997 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.19 Patent License Agreement with Randy S. Fischer and Roy A. Jensen for U.S. Patent No. 5,187,071, "Method for the Selective Control of Weeds, Pests, and Microbes," dated February 11, 1997 (1)
10.20 Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated January 11, 1995 (4) (a)
10.21 Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 20, 1995 (4)
10.22 Amendment No. 2 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated October 9, 1996 (4) (a)
10.23 Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated February 17, 1995 (4) (a)
10.24 Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated October 9, 1996 (4) (a)
10.25    Patent  License Agreement with Milton J. Allison,  dated June 23, 1997.
         (4) (a)
10.26 Sponsored Research Agreement with Genetics Institute, Inc., dated June 5, 1996 (4) (a)
10.27    Employment Agreement with Weaver H. Gaines, dated August 31, 1994 (1)
10.28    Employment Agreement with David C. Peck, dated August 31, 1994 (1)
10.29    1994 Stock Option Plan, as amended (1)
*10.30   1994 Board Retainer Plan, as amended
10.31    Consulting Agreement with Ammon Peck, dated October 6, 1994 (1)
10.32    Amendment No. 5 to Incubator License Agreement dated July 19, 1997 (1)
10.33 Office Lease agreement with Echelon International Corporation dated as of September 18, 1998 (6)
10.34 Amendment No. 3 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 17, 1998 (6) (a)
10.35 BDI Graduate Membership Agreement with the Biotechnology Development Institute dated November 5, 1998. (6)
10.36 Consulting Agreement with Amersham Pharmacia Biotech, Inc., dated January 3, 1999 (6)
*10.37 Interinstitutional Agreement with The University of Florida Research Foundation, dated February 4, 1999 (a)
*10.38   Finders' Agreement with East Coast Angels, LLC, dated March 15, 1999.
*11.1    Statement  regarding  computation  of  earnings per share  (included as
         Note 1 in financial statements)
*27      Financial Data Schedule (6)


     (a) Confidential information has been omitted from these document and filed separately with the Commission pursuant to a request for Confidential Treatment.

*        Filed herewith.


(1) Incorporated by reference to Form SB-2, File No. 333-334765, dated August 29, 1997.
(2) Incorporated by reference to Amendment 1 to Form SB-2, File No. 333-334765, dated November 7, 1997.
(3) Incorporated by reference to Amendment 2 to Form SB-2, File No. 333-334765, dated December 2, 1997.
(4) Incorporated by reference to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997.
(5) Incorporated by reference to Post Effective Amendment No. 1 to Form SB-2, File No. 333-34765, dated January 23, 1998.
(6) Incorporated by reference to Post Effective Amendment No. 2 to Form SB-2, File No. 333-33475, dated February 17, 1999.

Item 13(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ixion Biotechnology, Inc.


                            By:  /S/ Weaver H. Gaines
                                 Weaver H. Gaines, Chairman and Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 30, 1999.

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




/S/ Karl-E. Arfors                      Director
Karl-E. Arfors

                              Ixion Biotechnology, Inc.
                            (A Development Stage Company)


                                 FINANCIAL STATEMENTS


                      Years Ended December 31, 1998 and 1997 and
                  for the Period March 25, 1993 (Date of Inception)
                              through December 31, 1998

                            Ixion Biotechnology, Inc.
                                    Contents




                                                                 Page
                                                               --------

Report of Independent Accountants                                  1
Financial Statements:
    Balance Sheet                                                  2
    Statements of Operations                                       3
    Statements of Capital Deficiency                               4
    Statements of Cash Flows                                       6
    Notes to Financial Statements                                  8

Report of Independent Accountants




The Board of Directors
Ixion Biotechnology, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of capital deficiency and of cash flows present fairly, in all material respects, the financial position of Ixion Biotechnology, Inc. (A Development Stage Company) at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period March 25, 1993 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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







March 12, 1999

Ixion Biotechnology, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 1998

                                    Assets

Current Assets:
 Cash and cash equivalents                                           $   18,633
 Accounts receivable                                                      1,916
 Prepaid expenses                                                         1,076
 Other current assets                                                       500
                                                                     -----------
     Total current assets                                                22,125

Property and Equipment, net                                              61,087

Patents and Patents Pending, net                                        289,913

Other                                                                     7,015
                                                                     -----------
                                                                     $  380,140
                                                                     ===========

                       Liabilities and Capital Deficiency

Current Liabilities:
 Accounts payable                                                    $   30,478
 Current portion of notes payable                                       340,099
 Accrued expenses                                                        64,216
                                                                     -----------
     Total current liabilities                                          434,793
                                                                     -----------
Long-Term Liabilities:
 Notes payable                                                          650,256
 Liability under research agreement                                      42,317
 Deferred rent                                                           22,095
 Deferred fees and salaries, including accrued interest, payable to     719,278
                                                                     -----------
     Total long-term liabilities                                      1,433,946
                                                                     -----------
     Total liabilities                                                1,868,739
                                                                     -----------
Commitments (Notes 1 and 11)

Capital Deficiency:
 Common stock, $.01 par value; authorized 4,000,000, issued and
  outstanding 2,513,914 shares                                           25,139
 Additional paid-in capital                                           1,664,458
 Deficit accumulated during the development stage                    (2,893,598)
 Less unearned compensation                                            (284,598)
                                                                     -----------
     Total capital deficiency                                        (1,488,599)
                                                                     -----------
Total Liabilities and Capital Deficiency                             $  380,140
                                                                     ===========

See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Operations

                                                              For the Period
                                                                 March 25,
                                                                1993 (Date
                                          Year Ended           of Inception)
                                         December 31,             through
                                       1998        1997      December 31, 1998
                                  ==============================================


Revenues:

 Income under research agreement $        -     $   135,922     $    275,001
 Income from SBIR grant                   -          71,650           91,650
 Interest income                        465          10,147           23,432
 Other income                         3,257           3,733           17,805
                                  ----------------------------------------------
     Total revenues                   3,722         221,452          407,888
                                  ----------------------------------------------

Expenses:
 Operating, general and
   administrative                   370,397         336,572        1,468,507
 Research and development           424,606         554,751        1,510,737
 Interest                           122,958         112,083          322,242
                                  ----------------------------------------------
     Total expenses                 917,961       1,003,406        3,301,486
                                  ----------------------------------------------
Net Loss                         $ (914,239)    $  (781,954)      (2,893,598)
                                  ==============================================


Net Loss per Share (Basic)       $    (0.37)    $     (0.32)
                                  ==============================================

Weighted Average Common Shares    2,489,677       2,458,440
                                  ==============================================


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Capital Deficiency
For the Period March 25, 1993 (Date of Inception) through December 31, 1998






                                                                                Deficit
                                                                               Accumulated
                                                                Additional     During the                      Unearned
                                             Common Stock        Paid-In       Development         Note         Compen-
                                           Shares    Amount      Capital          Stage         Receivable     sation         Total
                                        ============================================================================================
 Initial sale of common stock, $.01
  per share                               100,000  $ 1,000     $     -        $     -          $    -          $   -        $ 1,000
 Sale of common stock, $.01 per share      50,000      500           -              -               -              -            500
 Net loss for the period March 25, 1993
  (date of inception) through December
   31, 1993                                    -        -            -           (54,268)           -              -        (54,268)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1993                150,000    1,500           -           (54,268)           -              -        (54,768)

 Conversion of subordinated notes
  payable, $0.02 per share                900,000    9,000        9,000             -               -              -         18,000
 Issuance of stock under Board Retainer
  Plan, $0.02 per share                     5,000       50           50             -               -              -            100
 Sale of stock, $0.02 per share             5,000       50           50             -               -              -            100
 Issuance of stock in exchange for
  certain intellectual property, $0.02
  per share                               650,000    6,500        6,500             -               -              -         13,000
 Conversion of deferred consulting
  fees, $0.10 per share                    10,000      100          900             -               -              -          1,000
 Sale of stock, $0.10 per share           140,000    1,400       12,600             -               -              -         14,000
 Net loss                                      -        -            -           (215,286)                                 (215,286)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1994              1,860,000   18,600       29,100          (269,554)          -              -       (221,854)

 Sale of stock, $0.75 per share           500,000    5,000      370,000             -               -              -        375,000
 Issuance of stock under Board Retainer
  Plan, $0.75 per share                    10,000      100        7,400             -               -              -          7,500
 Issuance of 9,608 common stock
  warrants                                     -        -         9,608             -               -              -          9,608
 Sale of stock, $3.00 per share             3,000       30        8,970             -               -              -          9,000
 Note received from shareholder for common
  stock and warrants                           -        -            -              -              (6,000)         -         (6,000)
 Net loss                                      -        -            -           (374,212)          -              -       (374,212)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 1995              2,373,000   23,730      425,078          (643,766)         (6,000)         -       (200,958)

 Issuance of stock under Board
  Retainer Plan, $3.00 per share           20,000      200       59,800             -               -          (26,166)      33,834
 Issuance of stock, $3.00 per share        14,000      140       41,860             -               -          (36,540)       5,460
 Issuance of stock under Board Retainer
  Plan, $10.00 per share                   15,000      150      149,850             -               -          (50,000)     100,000
 Issuance of 8,022 common stock
  warrants                                     -        -        10,857             -               -              -         10,857
 Conversion of subordinated notes
  payable to related parties, $0.75
  per share                                21,544      215       15,943             -               -              -         16,158
 Issuance of variable notes with
  beneficial conversion feature                -        -       285,835                                                     285,835
 Net loss                                      -        -            -           (553,639)          -              -       (553,639)
                                          ------------------------------------------------------------------------------------------

Balance, December 31, 1996              2,443,544   24,435      989,223        (1,197,405)         (6,000)    (112,706)    (302,453)


Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Capital Deficiency - Continued
For the Period March 25, 1993 (Date of Inception) through December 31, 1998




                                                                                Deficit
                                                                               Accumulated
                                                                Additional     During the                      Unearned
                                             Common Stock        Paid-In       Development         Note         Compen-
                                           Shares    Amount      Capital          Stage         Receivable     sation         Total
                                          =========================================================================================
Balance, December 31, 1996              2,443,544    24,435     989,223        (1,197,405)         (6,000)     (112,706)   (302,453)

 Issuance of stock, $10.00 per share       14,000       140     139,860            -                  -        (111,382)     28,618
 Issuance of stock under Board Retainer
  Plan, $10.00 per share                    7,000        70      69,930            -                  -         (43,000)     27,000
 Payment received from shareholder for
  note received for common stock
  and warrants                                 -         -           -             -                6,000            -       6,000
 Amortization  of unearned compensation
  over service period                          -         -           -             -                  -         64,400       64,400
 Stock warrants issued for seervices           -         -       30,000            -                  -              -       30,000
 Sale of stock, $10.00 per share            1,000        10       9,990            -                  -              -       10,000
 Net loss                                      -         -           -           (781,954)            -              -     (781,954)
                                           -----------------------------------------------------------------------------------------

Balance, December 31, 1997              2,465,544    24,655   1,239,003        (1,979,359)            -        (202,688)   (918,389)

 Issuance of stock, $10.00 per share        6,450        65      64,435            -                  -         (58,050)      6,450
 Issuance of stock under Board Retainer
  Plan, $10.00 per share                   17,000       170     169,830            -                  -        (113,000)     57,000
 Forfeiture of issued stock, $10.00
  per share                                (8,400)      (84)    (25,116)           -                  -          25,200          -
 Amortization of unearned compensation
  over service period                          -         -           -             -                  -          63,940      63,940
 Sale of stock, $10.00 per share           33,320       333     332,867            -                  -              -      333,200
 Offering costs                                -         -     (116,561)           -                  -              -     (116,561)
 Net loss                                      -         -           -           (914,239)            -              -     (914,239)
                                           -----------------------------------------------------------------------------------------

Balance, December 31, 1998              2,513,914  $ 25,139 $ 1,664,458      $ (2,893,598)       $    -      $ (284,598)$(1,488,599)





See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Cash Flows
                                                                For the Period
                                                                   March 25,
                                                                  1993 (Date
                                                                 of Inception)
                                               Year Ended           through
                                              December 31,        December 31,
                                            1998       1997          1998
                                       ========================================
Cash Flows from Operating Activities:
 Net loss                             $ (914,239)   $ (781,954)  $ (2,893,598)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation                           13,455        11,471         37,855
   Amortization                            3,156         3,019          7,000
   Stock warrants issued under
    license agreement                         -             -          20,465
   Amortization of debt discount          57,168        57,168        133,392
   Stock warrants/options issued
    for consulting services                   -         30,000         30,000
   Stock compensation                    127,390       110,018        384,203
   Decrease (increase) in prepaid
    expenses and other current assets        326         6,376         (1,401)
   Decrease (increase) in accounts
    receivable                              (146)        6,389         (1,916)
   Increase (decrease) in deferred
    revenue                                   -       (100,000)            -
   Increase in liability under research
    agreement                                 -         42,317         42,317
   Increase in accounts payable and
    accrued expenses                         172        28,881         95,365
   Increase in deferred fees and
    salaries                             242,862        91,378        692,726
   Increase in deferred rent              15,609         6,486         22,095
   Increase in interest payable               -             -          33,198
                                       -----------------------------------------
     Net cash used in operating
      activities                        (454,247)     (488,451)    (1,398,299)
                                       -----------------------------------------
Cash Flows from Investing Activities:
 Purchase of property and equipment      (12,397)       (5,757)       (44,294)
 Organization costs                           -              -           (436)
 Payments for patents and patents
  pending                                (74,345)      (90,289)      (284,115)
                                       -----------------------------------------
     Net cash used in investing
      activities                         (86,742)      (96,046)      (328,845)
                                       -----------------------------------------

Cash Flows from Financing Activities:
 Loans from officers                     250,000        75,000        355,307
 Proceeds from issuance of
  convertible not                             -             -         787,270
 Proceeds from sale of common stock      333,200        10,000        755,900
 Proceeds from collection of
  note receivable                             -          6,000             -
 Payment of loan costs and other
  assets                                  (1,114)           -         (12,194)
 Payment of offering costs               (53,932)      (62,629)      (116,561)
 Principal reductions in note payable    (12,975)      (10,970)       (23,945)
                                        ----------------------------------------
     Net cash provided by financing
     activities                          515,179        17,401      1,745,777
                                        ----------------------------------------
Net Increase (Decrease) in Cash
 and Cash Equivalents                    (25,810)     (567,096)        18,633

Cash and Cash Equivalents at
 Beginning of Period                      44,443       611,539             -

Cash and Cash Equivalents at End
 of Period                              $ 18,633      $ 44,443       $ 18,633

See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Cash Flows - Continued



                                                                For the Period
                                                                   March 25,
                                                                  1993 (Date
                                                                 of Inception)
                                               Year Ended           through
                                              December 31,        December 31,
                                            1998       1997          1998
                                       ========================================



Supplemental Disclosure of Cash
 Flow Information:

 Cash paid during the year for:
  Interest                            $   27,590    $  21,887      $  55,746
                                      ------------------------------------------

Supplemental Disclosure of Noncash
 Investing and Financing Activities:

  Common stock issued for subordinated
   notes payable                      $       -     $      -       $  34,158
                                      ------------------------------------------

  Common stock, stock warrants and
   stock options issued for services
   or technology                      $       -     $   30,000     $  49,457
                                      ------------------------------------------

  Common stock issued for note
   receivable                         $       -     $       -      $  (6,000)
                                      ------------------------------------------

  Common stock issued for purchase
   of patent                          $       -     $   10,000     $  10,000
                                      ------------------------------------------

  Equipment purchased under an
   installment note arrangement
   or lease agreement                 $  26,450     $        -     $  53,442
                                      ------------------------------------------

  Common stock issued under Board
   Retainer Plans                     $ 170,000     $   70,000     $ 457,500
                                      ------------------------------------------

  Other common stock issued as
   compensation                       $  65,000     $  130,000     $ 237,000
                                      ------------------------------------------

  Offering costs included in
   accounts payable                   $      -      $   16,345     $  16,345
                                      ------------------------------------------


See accompanying notes to financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Notes to Financial Statements

Years Ended December 31, 1998 and 1997 and the Period March 25, 1993 (Date of Inception) through December 31, 1998


1.      Significant Accounting Policies:

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

        Basis of Presentation - The Company is in the development stage since it is devoting substantially all of its efforts to establishing its business and its planned principal operations have not commenced. Successful completion of the Company's development program, and its transition to profitable operations, is dependent upon obtaining approval to market its products from the United States Food and Drug Administration and achieving revenues from the commercial development of its products. Obtaining regulatory authorization involves, among other things, lengthy and detailed laboratory and clinical testing, manufacturing validation, and other complex procedures. The approval process is costly, time-consuming, and subject to unexpected delays.

        The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $914,239 for the year ended December 31, 1998 and, as of December 31, 1998, had a total capital deficiency of $2,893,598. The Company had deficit cash from operations of $454,247 and $488,451 for 1998 and 1997, respectively.

        In December, 1997, the Company commenced the public offering of 400,000 units of newly issued securities for an aggregate of $4,000,000. Each unit consists of one share of Common Stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. There is no minimum number of units to be sold in the offering. In December, 1998, the Company extended the offering and reduced the size from 400,000 units to 150,000 units. The Company had received proceeds of $343,200 as of December 31, 1998. During 1998, the Company was funded primarily by the proceeds from the offering and bridge loans from the Chairman/Chief Executive Officer and the President. If the proceeds from the offering prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources. If adequate funds are not available, the Company will have to curtail or defer research and development programs.

Ixion Biotechnology, Inc.
(A Development Stage Company)

Notes to Financial Statements - Continued

Years Ended December 31, 1998 and 1997 and the Period March 25, 1993 (Date of Inception) through December 31, 1998




1.      Significant Accounting Policies - Continued:

        Basis of Presentation - Continued - There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon obtaining additional financing.

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

        Patents and Patents Pending - Patents pending consist of direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life will begin upon issuance or they will be expensed immediately if rejected. At December 31, 1998, the Company had been issued three U.S. patents and purchased another through the issuance of 1,000 shares of common stock. Patents are being amortized over 13-17 years. The Company periodically evaluates the recoverability of intangibles and measures any impairment by comparison to estimated undiscounted cash flows from future operations. The factors considered by management in performing this assessment include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

        Research and Development - Research and development costs are charged to expense as incurred.

        Other Assets - Other assets consists of loan costs associated with the issuance of convertible notes. Loan costs are being amortized on a straight-line basis, which approximates the interest method, over the term of the notes.

        Deferred Rent - Deferred rent represents a portion of the rent payable under the Company's former facilities license with the Biotechnology Development Institute ("BDI") and accrued interest thereon. The deferred amount bears non-cash interest at 12% on the outstanding balance, compounded annually. The Company will repay the liability through a 1% royalty on net sales of any products developed during its tenancy at the BDI, such royalty not to exceed the outstanding balance.

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



2.      Property and Equipment:

        Property and equipment consists of the following as of December 31, 1998:

             Computers and lab equipment                  $     77,196
             Computer software                                     515
             Library                                             1,423
             Leasehold improvements                             17,652
                                                          -------------
                                                                96,786
             Less accumulated depreciation                     (35,699)
                                                          -------------
                                                          $     61,087
                                                          =============

3.      Notes Payable:

        On March 15, 1996, the Company entered into a written agreement to purchase certain laboratory equipment for a sales price of $32,309, payable in 36 monthly installments of $897, including interest, beginning August 1, 1996. As of December 31, 1998, $6,282 in principal remains outstanding under this agreement.

        In September, 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due 2001. The private placement provided investors with the option of either 10% Convertible Unsecured Notes ("10% Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrue interest at the stated rate until maturity, or conversion, and pay interest quarterly commencing on November 30, 1996. The 10% Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes are non-interest bearing and are convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 to $2.10. The variable conversion prices are based on the length of time the investor holds the notes prior to conversion, declining at the rate of $.10 per quarter commencing November, 1996 from the initial conversion price of $4.20 which is greater than the market value of the common stock at the date of issuance. The fair value of the beneficial conversion feature of $285,835 at September, 1996 has been recorded as debt discount, reducing notes payable and increasing additional paid-in capital. The debt discount is being amortized using the effective interest method over the term of the Variable Notes and to the date of the deepest discount. As of December 31, 1998, there were $215,600 of 10% Notes and $571,670 of the Variable Notes outstanding ($419,227 net of unamortized debt discount of $152,443 at December 31, 1998). Accrued interest on the 10% Notes totalled $1,796 as of December 31, 1998.

        The Company entered into short-term loan agreements with officers of the Company for working capital purposes. Amounts outstanding were $325,000 and $75,000 at December 31, 1998 and 1997, respectively. The loans accrue interest at 8% and are due on demand (Note 8).

        In October, 1998, upon the expiration of its lease at the Biotechnology Development Institute, the Company entered into a new lease agreement at a new facility (see Note 11). As part of this new agreement, the Company acquired $26,450 of leasehold improvements and lab equipment from the lessor. Amounts due for these capital additions are to be repaid over 36 months, the term of the lease, with interest at 10%. The balance due under this agreement was $24,246 at December 31, 1998.

        Future principal maturities of notes payable for each of the five years subsequent to December 31, 1998 are as follows:

              Year Ending
                 1999                                       $    340,099
                 2000                                              8,817
                 2001                                            793,882
                                                            -------------
                                                               1,142,798
                   Less:  Unamortized debt discount             (152,443)
                                                            -------------
                   Total                                    $    990,355
                                                            =============


4.      Income Taxes:

        The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 1998:

               Deferred compensation                        $    284,000
               Net operating loss carryforward                   851,000
                                                            -------------
               Deferred tax asset                              1,135,000
               Valuation allowance                            (1,135,000)
                                                            -------------
               Net deferred tax asset                       $         -
                                                            =============

        Any tax benefits for the years ended December 31, 1998 and 1997 and the period March 25, 1993 (date of inception) through December 31, 1998 computed based on statutory federal and state rates are completely offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.

5.      Common Stock Warrants:

        During 1997, the Company issued warrants to purchase 6,000 shares of common stock to a consulting firm as part of a consulting agreement (Note 8). The warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The value assigned was $5.00 per warrant, based on the difference between the exercise price of $5.00 and a $10.00 market value at date of grant, for a total of $30,000 to consulting expense. The value assigned approximates that derived from a Black-Scholes valuation model assuming an average discount rate of 5.5%, a volatility factor of 30% and an expected term of one year.

        There were no common stock warrants issued during 1998.

        Common stock warrants outstanding at December 31, 1998 are as follows:


              Number           Exercise Price            Expiration Date
          ------------------------------------------------------------------
              17,630             $2.00                 August 31, 2000
               6,000             $5.00          February, 2002 - October, 2002


        As discussed in Note 1, as part of the public offering commenced in December, 1997, the Company has sold units which consist of one share of common stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of common stock at a price of $20 per share. Four units are required to acquire one whole Charitable Benefit Warrant. Approved qualified charitable organizations may exercise Charitable Benefit Warrants at any time until the expiration date (December 9, 2007, unless extended); holders other than approved qualified charitable organizations may not exercise except between December 9, 2006 and December 9, 2007. The Charitable Benefit Warrants, will be detached from the common stock immediately on purchase. At December 31, 1998, there were 8,580 Charitable Benefit Warrants outstanding.

6.      Stock Option Plan:

        In August, 1994, the Board of Directors adopted the 1994 Stock Option Plan, under which 250,000 shares of common stock were reserved for issuance upon exercise of options granted to non-employee directors, officers, employees, members of the Scientific Advisory Board and consultants of the Company. Generally, options vest at the rate of 20% per year and are exercisable within ten years after date of grant. Activity under the Company's stock option plan is set forth below:

                                                              Exercise
                                             Shares           Price
                                           -------------------------------------
     Outstanding at January 1, 1994             -               -
      Granted                                2,000            $0.02
      Exercised                                 -               -
                                           -------------------------------------
     Outstanding at December 31, 1994        2,000            $0.02
      Granted                                3,500            $0.75
      Exercised                                 -               -
                                           -------------------------------------
     Outstanding at December 31, 1995        5,500        $0.02 - $0.75
      Granted                               13,000            $3.00
      Exercised                                 -               -
                                           -------------------------------------
     Outstanding at December 31, 1996       18,500        $0.02 - $3.00
      Granted                               25,400        $6.00 - $10.00
      Exercised                                 -
                                           -------------------------------------
     Outstanding at December 31, 1997       43,900
      Granted                               62,500           $10.00
      Exercised                                 -
      Forfeited                             (5,500)       $3.00 - $10.00
                                           -------------------------------------
     Outstanding at December 31, 1998      100,900
                                           =====================================

        The status of options outstanding at December 31, 1998 is as follows:


                                     Weighted          Weighted
   Exercise                    Average            Average             Number
    Price        Shares     Remaining Life      Exercise Price      Exercisable
 -------------------------------------------------------------------------------
   $ 0.02        2,000       5.5  years          $   0.02              1,800
   $ 0.08        3,500       6.5  years          $   0.08              2,450
   $ 3.00        8,000       7.5  years          $   3.00              4,000
   $ 6.00        3,000       8.33 years          $   6.00              1,000
   $ 7.50        2,000       8.4  years          $   7.50                640
   $10.00       19,900       8.5  years          $   7.50             14,700
   $10.00       62,500       9.5  years           $ 10.00              6,250
               --------                                              ---------
               100,900                                                30,840
               ========                                              =========


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

        Given the limited time period that the Company's stock has been publicly registered, as well as the lack of history to estimate patterns of exercise and option term, fair value disclosures required under FASB Statement No. 123 are provided as a range from low to high for the expected term and volatility. Fair value is estimated using the Black-Scholes option pricing model and the following assumptions:

                                          1998                   1997
                                          ---------------------------
                                     Low      High          Low      High
                                    --------------------------------------
     Discount Rate                   5.46%    5.52%         6.09%    6.38%

     Volatility                        30%      60%           30%      60%

     Option Life (Years)                5        9             5        9

        The weighted average fair value of options granted to other than non-employee consultants during fiscal year 1998 and 1997 was in the range of $3.67 to $7.16 and $3.82 to $7.31 per option, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for these awards consistent with the method of FASB Statement No. 123, the Company's reported net loss and loss per share for fiscal year 1998 and 1997 would have been as follows:

                                             Low            High
                                        -----------------------------
              1998 Net Loss              $  968,169     $  1,030,751
              1998 Loss Per Share             (0.39)            0.41)

              1997 Net Loss                 792,985          802,995
              1997 Loss Per Share             (0.32)           (0.33)


        The Company applies Statement of Financial Accounting Standards No. 123 for stock options issued to non-employee consultants. In 1997, the Company granted 5,000 options at exercise prices of $6.00 - $7.50 per share and will record consulting expense as the options vest for the difference between the exercise price and the market values at grant date of $10.00.


7.      Board Retainer Plan:

        The Company does not pay cash compensation to outside members of the Board of Directors or to members of the Company's Scientific Advisory Board. Accordingly, in August, 1994, the Board of Directors adopted the 1994 Board Retainer Plan, under which 75,000 shares of common stock were reserved for non-employee directors and members of the Scientific Advisory Board.

        New outside members of the Board or the Scientific Advisory Board receive 5,000 shares upon joining, and all will receive 1,000 shares annually during the pendency of the Board Retainer Plan. Shares either vest upon delivery or time of service. For the shares which vest over time of service, unearned compensation equivalent to the fair value at the date of grant is charged against capital deficiency and amortized over the service period to compensation expense. Shares which vest upon delivery are recorded as compensation expense upon issuance. At December 31, 1998, a total of 74,000 shares had been granted to members of the Scientific Advisory Board under this Plan. Compensation expense recognized in connection with such awards for the years ending December 31, 1998 and 1997 was $92,000 and $83,000, respectively. Total unearned compensation related to Board Retainer Plan awards was $141,166 at December 31, 1998 and will be recognized as expense over future periods of service.

8.      Related-Party Transactions:

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

        In April, 1996, the Chairman/Chief Executive Officer and President each entered into a revolving agreement to extend the Company up to $25,000 in the form of bridge loans. Under these agreements, the Company borrowed a total of approximately $32,000, all of which was repaid in June, 1996. In addition, in June, 1996, these officers agreed to increase their loan commitments to operations. Interest on bridge loans is at 8%, but can be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. At December 31, 1998, there are total loans of $325,000 outstanding to these officers of the Company (Note 3). These officers have no commitment to lend additional funds in the future.

        In addition, the Company has agreed to defer the payment of the 1993, 1994 and part of the 1995, 1996, 1997 and 1998 salaries of the Chairman/Chief Executive Officer and the President pursuant to agreements between the Company and such executives. Similar agreements are in effect with the Company's Senior Vice President and Chief Scientist. Payments are to be made only upon termination of employment (which may be by death, disability, or otherwise) and may be in a lump sum or as an annuity. Amounts bear interest, compounded annually, at a rate established by the Board of Directors, and is reset annually at the rate on 30-year treasury bonds in effect on January 1 of any given year plus 1%. The rate during 1998 was 6.54%. These obligations are unfunded recorded liabilities of the Company.

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

        In December, 1996, the Company entered into a consulting agreement with a company whose president is an officer of the Company. The company is to be paid $5,000 monthly and could receive warrants for up to 20,000 shares of Common Stock upon the achievement of certain milestones. Through December 31, 1998, the consultants had been paid $70,000 and were issued warrants for 6,000 shares of Common Stock in 1997 (Note 5). This agreement was terminated in March, 1998.

        In 1997, the Company engaged the services of a printer in connection with the offering. The printer is partially owned by the Company's Chief Executive Officer. Through December 31, 1998, the printer has been paid a total of $11,533.



9.      Sponsored Research Agreement:

        On June 5, 1996, the Company entered into an agreement with Genetics Institute, Inc. ("GI") relating to Islet Producing Stem Cells Technology. Under the agreement, GI sponsored certain research by the Company and provided funding of $275,000 over a 12-month period, plus patent expenses of approximately $35,000. The agreement with GI was not extended after the initial 12-month period. The revenue under this contract was recognized on a pro rata basis consistent with the period over which the research was conducted as well as upon delivery of certain research reports. Under the agreement, the Company is required to reimburse GI for certain patent costs if GI does not exercise its option for an exclusive license for the technology. As of December 31, 1998, GI has not exercised their right for an exclusive license to this technology and costs of $42,317 are recorded as a liability.

10.     Risks and Uncertainties:

        Approximately 61% of 1997 revenues consisted of revenues related to a single sponsored research agreement which expired in 1997. There were no such revenues in 1998.

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


11.     Commitments:

        Lease - In October, 1998, the Company entered into a lease for approximately 5,000 square feet of laboratory and office space. Rents consist of a base rent plus an amount designated for the Company's share of operating costs in excess of a certain base level. The lease has a three-year term expiring in September, 2001, with two one-year renewal options. Total rent expense under this lease was approximately $16,900 during 1998. Future minimum rental payments under this lease, including an estimate of excess operating costs, at December 31, 1998 are as follows:

                     Year Ending
                       1999                      $     70,395
                       2000                            72,497
                       2001                            55,588

        Other - The Company issued 1,000 shares of restricted common stock in exchange for a patent in February, 1997. In addition to the issuance of stock, the Company will be required to pay royalties of 2% of net sales, if any, generated from the patented technology.

        The Company has licensed the exclusive rights to technology in two areas from the University of Florida Research Foundation. The Company is obligated to pay royalties on net sales of the Company or their sublicensees on products in these areas. As there have been no product sales to date, there have been no amounts owed under these license agreements.

12.     Subsequent Events:

        From January 1, 1999 through March 12, 1999, the Company has received proceeds of $1,000 by selling 100 units of Common Stock and Charitable Benefit Warrants in their initial public offering.

        From January 1, 1999 through March 12, 1999, the Company received additional bridge loans from officers of the Company for $60,000.