Form 10QSB
period 1999-03-31
IXION BIOTECHNOLOGY INC
filed 1999-05-14
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 13, 1999 was 2,514,014.

================================================================================

                            Ixion Biotechnology, Inc.
                               Index to Form 10-QSB


Part I. - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)

  Condensed Balance Sheet - March 31, 1999. . . . . . . . . . . . . . . . . . 2

  Condensed Statements of Operations - Three Months Ended
  March 31, 1999 and 1998 and for the period March 25, 1993
  (Date of Inception) through March 31, 1999. . . . . . . . . . . . . . . . . 3

  Condensed Statements of Cash Flows - Three Months Ended
  March 31, 1999 and 1998 and for the period March 25, 1993
  (Date of Inception) through March 31, 1999. . . . . . . . . . . . . . . . . 4

  Notes to Condensed Financial Statements.... . . . . . . . . . . . . . . . . 5


Item 2.   Management's Discussion and Analysis or Plan of Operation . . . . . 7

Part II. - Other Information

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .13

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Part I.  Financial Information

Item 1.  Financial Statements

Balance Sheet
March 31, 1999
Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                                      $      20,123
   Accounts receivable                                                    1,916
   Prepaid expenses                                                       1,717
   Other current assets                                                     500
                                                                  -------------
       Total current assets                                              24,256
                                                                  -------------
Property and Equipment, net                                              55,888
                                                                  -------------
Other Assets:
   Patents and patents pending, net                                     289,582
   Other                                                                  5,344
                                                                  -------------
       Total other assets                                               294,926
                                                                  -------------
       Total Assets                                               $     375,070
                                                                  =============
                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                              $      58,083
    Bridge loans payable to officers                                    415,000
    Current portion of notes payable                                     12,408
    Accrued expenses                                                     46,722
    Interest payable                                                     19,411
                                                                  -------------
Total current liabilities                                               551,624
                                                                  -------------


Long-Term Liabilities:
    Notes payable                                                       649,121
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            35,878
    Deferred fees and salaries, including accrued interest              783,858
                                                                  -------------
       Total long-term liabilities                                    1,511,174
       Total liabilities                                              2,062,798
                                                                  -------------




Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000, issued and
     outstanding 2,514,014 shares at March 31                            25,140
    Common stock warrants outstanding                                    35,494
    Additional paid-in capital                                        1,625,142
    Deficit accumulated during the development stage                 (3,129,630)
    Less unearned compensation                                         (243,874)
                                                                  -------------
        Total capital deficiency                                     (1,687,728)
                                                                  -------------
Total Liabilities and Capital Deficiency                          $     375,070
                                                                  =============









See accompanying notes to condensed financial statements

Statements of Operations


                                                                For the Period
                                                                March 25, 1993
                                       Three Months Ended    (Date of inception)
                                            March 31,              through
                                        1999        1998        March 31, 1999
                                       -------    -------      ----------------
                                           Unaudited              Unaudited
Revenues:
 Income under research agreement     $       0   $      0        $      275,001
 Income from SBIR Grant                      0          0                91,650
 Interest income                            48        146                23,480
 Other income                              445        981                18,250
                                     ---------   --------       ---------------
        Total revenues                     493      1,127               408,381
                                     ---------   --------       ---------------



Expenses:
 Operating, general and administrative  89,001    118,884             1,557,508
 Research and development              110,354     87,562             1,621,091
 Interest                               37,170     28,390               359,412
                                     ---------   --------        --------------
        Total expenses                 236,525    234,836             3,538,011
                                     ---------   --------        --------------

Net Loss                            $(236,032)  $233,709)        $   (3,129,630)
                                    ==========  =========        ==============


Net Loss per Share (Basic)          $   (0.09)  $  (0.10)
                                    ==========  =========


Weighted Average Common Shares       2,513,991  2,460,070
                                    ==========  =========















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                                                    For the Period
                                                                                                                    March 25, 1993
                                                                              Three Months                       (Date of inception)
                                                                             Ended March 31                             through
                                                                       1999                  1998                    March 31, 1999
                                                                      ------                ------                  ---------------
                                                                               Unaudited                               Unaudited

Cash Flows from Operating Activities:
 Net loss                                                         $  (236,032)          $  (233,709)                   $ (3,129,630)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                        5,200                 3,104                          43,055
    Amortization                                                          774                   713                           7,774
    Amortization of debt discount                                      14,292                14,292                         147,684
    Stock warrants issued under license agreement                         -                     -                            20,465
    Stock options/warrants issued for consulting services                 -                     -                            30,000
    Stock compensation                                                 40,725                23,840                         424,928
    Decrease (increase) in prepaid expenses and
     other current assets                                                (641)                  421                          (2,042)
    Decrease (increase) in accounts receivable                            -                     -                            (1,916)
    Increase (decrease) in liability under
     research agreement                                                   -                     -                            42,317
    Increase (decrease) in accounts payable and
     accrued expenses                                                  11,049                 7,405                         106,414
    Increase in deferred fees and salaries                             64,580                59,453                         757,306
    Increase in deferred rent                                          13,783                 3,637                          35,878
    Increase in interest payable                                        6,590                   -                            39,788
                                                                     ----------             ---------                    -----------
       Net cash used in operating activities                          (79,680)             (120,844)                     (1,477,979)
                                                                     ----------             ---------                    -----------

Cash Flows from Investing Activities:
 Purchase of property and equipment                                       -                     -                           (44,294)
 Organization Costs                                                       -                     -                              (436)
 Payments for patents and patents pending                                (113)               (3,671)                       (284,228)
                                                                     -----------            ---------                    -----------
        Net cash used in investing activities                            (113)               (3,671)                       (328,958)
                                                                     -----------            ---------                    -----------
Cash Flows from Financing Activities:
 Proceeds from issuance of subordinated notes
   payable to related parties                                          90,000                   -                           445,307
 Proceeds from issuance of convertible notes payable                      -                     -                           787,270
 Proceeds from issuance of common stock                                 1,000               145,500                         756,900
 Principal reductions in notes payable                                 (4,897)               (2,692)                        (28,842)
 Payment of deferred offering costs                                    (4,821)              (38,145)                       (121,382)
 Payment of loan costs                                                    -                     -                           (12,194)
                                                                     -----------            --------                     -----------
         Net cash provided by (used in)
              financing activities                                     81,282               104,663                       1,827,059
                                                                     -----------            --------                     -----------


Net Increase (Decrease) In Cash and Cash Equivalents                    1,490               (19,852)                         20,123



Cash and Cash Equivalents at Beginning of Period                       18,633                44,443                             -
                                                                     -----------            --------                     -----------
Cash and Cash Equivalents at End of Period                        $    20,123            $   24,591                     $    20,123

See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Three Month Period Ended March 31, 1999



1. Basis Of Presentation

   The accompanying unaudited condensed financial statements for the three months ended March 31, 1998 and 1999, and for the period March 25, 1993
   (date of inception) through March 31, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1998 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended
   March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Income Taxes

   The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 1999:

               Deferred compensation                               $    310,000
               Net operating loss carry forward                         926,000
                                                                      ---------
               Deferred tax asset                                     1,236,000
               Valuation allowance                                 $ (1,236,000)

               Net deferred tax asset                              $          0
                                                                      ---------

3. Stockholder's Equity

   In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consists of one share of common stock, $0.01 par value, and a .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share.
   The Company had received proceeds of $344,200 through March 31, 1999. The offering, which is currently suspended, will continue until all Units have been sold or until December 10, 1999, unless sooner terminated or extended. If the proceeds from the offering and the Q-Med AB investment described below in Note 6 prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

   There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon either completing the Q-Med transaction or obtaining additional funds through other sources.

   Offering costs of $121,382 have been offset against the proceeds of the offering through March 31, 1999.


4. Related Party Transactions

   The Chairman and Chief Executive Officer and the President of the Company have agreed to extend the Company financing in the form of bridge loans. Interest on the bridge loans from officers is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $415,000, which was still outstanding at March 31, 1999 and is due on demand.

5. Subsequent Events

   On April 16, 1999, the Company executed an agreement in principal with Q-Med AB,a Swedish company whose headquarters are in Uppsala, Sweden. Under the agreement, Q-Med will purchase not less than three million shares of the Company's common stock, in exchange for

                  *   $6,000,000 in cash,
                  * a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for transplantable islets, and
                  * the redemption of up to $571,670 of the Company's Convertible Unsecured Notes which note holders elect not to convert in August 2001.

   The transaction is contingent on the execution of a mutually satisfactory stock purchase agreement and the successful completion of additional financing by Q-Med, on or before July 15, 1999. Q-Med advanced $300,000 on April 16, 1999, upon execution of the agreement in principle, which will be converted into approximately 150,000 newly-issued shares of Ixion common stock at the closing or upon termination of the transaction. At the closing, on or before September 1, 1999, Q-Med will pay $3 million in exchange for
   1.5 million newly-issued shares of common stock and a warrant to purchase an additional 1.35 million shares for $2.7 million on September 1, 2000. Upon the exercise of the warrant in 2000, Q-Med would own approximately 50% of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

     Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital.
We have not received any revenues from the sale of products. In June 1998, we reached an agreement in principle with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor.
We have received no revenue to date under this agreement. Provided the Diagnostic Referral Laboratories markets the service and provided doctors accept the test as useful, we may receive revenue from this test during 1999. However we do not expect any of our other product candidates to be commercially available for at least several years. From inception through March 31, 1999, we incurred cumulative losses of $3,093,328. These losses were due primarily to expenditures on general and administrative activities, research and development, patent preparation and prosecution, and interest charges.

     We expect to continue to incur substantial research and development costs resulting from

                   * ongoing research and development programs,
                   * manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

     We also expect that general and administrative costs, including

                   * amortization of patents,
                   * legal and regulatory costs necessary to support
                     preclinical development and clinical trials,
                   * SEC reporting costs, and
                   * the creation of a marketing and sales organization, if
                     warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

     We have only a limited operating history upon which you can base an evaluation of our prospects. You should consider the risks, expenses, and difficulties encountered by companies at an early stage of development when evaluating our prospects. To address these risks, we must, among other things,

                   * successfully develop and commercialize our products,
                   * secure all necessary proprietary rights,
                   * respond to competitive developments, and
                   * continue to attract, retain and motivate qualified persons.

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

Results of Operations

Three Months Ended March 31, 1999 and 1998

     Total revenues decreased by 56% from $1,127 in the first quarter of 1998 to $493 in the first quarter of 1999 mainly as a result of the decline in other income resulting from a reduction in consulting provided by us. We expect income to increase in 1999 as a result of the award of a research contract under the Small Business Technology Transfer ("STTR") Program which will provide approximately $40,000 of income in 1999.

     Operating, general and administrative expenses decreased 25% from $118,884 in the first quarter of 1998 to $89,001 in the equivalent period of 1999. These decreased expenses reflect decreased personnel and legal fees in the first quarter of 1999 compared to the first quarter of 1998. The Company expects its general and administrative expense to increase during the remainder of 1999 as a result of an increase in the scale of operations resulting from the pending Q-Med transaction, an increase in amortization of capitalized patent costs as new patents are issued, continued amortization of capitalized debt issue costs, and legal and accounting expenses resulting from filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses increased 26% from $87,562 in the first quarter of 1998 to $110,354 in the first quarter of 1999, mainly due to increased rent, utilities, and interest charges on the purchase of lab equipment, offset to some degree by a reduction of personnel (and accompanying reduction in lab supplies), and a reduction in preclinical expenses. The Company anticipates that its research and development expenses will increase during the remainder of 1999 as a result of an increase in the scale of operations resulting from the pending Q-Med transaction and as a result of the receipt of the STTR grant referred to above.

     Interest expense increased 31% from $28,390 in the first quarter of 1998 to $37,170 in the first quarter of 1999 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1999, as a result of the continued compounding of interest on deferred fees and salaries accounts and loans we have received and expect to receive.

Liquidity and Capital Resources

     In December, 1997, we commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of common stock and .1/4 of a Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles someone to purchase one share of common stock at a price of $20.00 per share. Ixion is directly (except in Florida where sales must be made through a broker) making the offering in ten states, primarily over the Internet. There is no minimum number of Units to be sold in the offering, and all funds received have gone and will go immediately to us.
On December 10, 1998, we extended the offering through the earliest of:

                   * the sale of all Units,

                   * December 10, 1999, or
                   * the date we decide to close the offering.

In addition, we have reduced the size of the offering from 400,000 Units to 150,000 Units, including the 34,420 Units we sold to date.

     In connection with the contemplated transaction with Q-Med AB, described below, we have temporarily suspended the offering until at least June 15, 1999. Depending on the completion of the Q-Med transaction, we may withdraw the offering in the future.

     In February, 1999, we received notice that the NIH had awarded us a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology. We will subcontract approximately $60,000 to the University of California, Irvine, but the remaining $40,000 will be available during 1999 to support oxalate research at Ixion. We have several other grants pending.

     During 1998, our development activities were funded primarily by the proceeds from the offering and bridge loans from the Chairman and Chief Executive Officer and the President. The bridge loans total $415,000 at March 31, 1999. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have continued to fund operating requirements voluntarily to meet working capital needs. Although additional bridge loans may not be necessary during 1999 because of the Q-Med transaction, we can not assure you that, should such loans be necessary, the officers will continue to voluntarily fund them. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes.

     At March 31, 1999, we had $20,123 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments. On April 20, 1999, we received $300,000 in the form of a convertible loan from Q-Med pursuant to the Q-Med transaction described below.

     On January 1, 1996, we purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At March 31, 1999, $3,590 in principal remains outstanding under this agreement.

     In connection with a sponsored research agreement with Genetics Institute, Inc. which was concluded during 1997, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that their option to negotiate for a license to our technology, contained in the sponsored research agreement has expired. We have not given such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long term liability pending final notice under the agreement.

     Through March 31, 1999, we have paid offering-related expenses of $121,382 which have been applied against the proceeds of the public offering.
We expect further offering-related expenses to be modest.

     On October 8, 1998, upon the expiration of our lease at the Biotechnology Development Institute, we moved to comparable rental facilities across the street from our former location. The new lease is for increased space and rent and for a three-year term, with two one-year renewal options. We expect that annual payments under the new lease (including repayment of funds provided by lessor for tenant improvements and an emergency generator) will be approximately $84,000 per year. We will continue to have access, as a graduate affiliate, to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation has not materially affected our research and development operations; however, we incurred relocation expenses and have been obliged to purchase or lease laboratory and office furnishings and equipment in the amount of approximately $55,000. We expect to purchase or lease additional lab equipment in the amount of approximately $30,000 in the future.

     We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

                   * the completion of the Q-Med transaction described below
                   * the success of the continuing public offering of our
                     securities (in the event of a failure of the Q-Med transaction),
                   * the successful commercialization of the XEntrIx
                     ( Oxalobacter formigenes Monitor (our new diagnostic test) and IxC1-62/47 (our lead therapeutic compound),
                   * progress in our product development efforts,
                   * the magnitude and scope of development efforts,
                   * progress with preclinical studies and clinical trials,
                   * the cost of contract manufacturing and research
                     organizations,
                   * cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights,
                   * competing technological and market developments, and
                   * the development of strategic alliances for the development and marketing of our products.

The Q-Med Transaction

     On April 16, 1999, we reached agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden. Under the agreement, Q-Med will purchase not less than three million shares of Ixion common stock, in exchange for

                   * $6,000,000 in cash,
                   * a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for our transplantable islets, and
                   * the  redemption of up to $571,670 of our Convertible
                     Unsecured Notes which note holders elect not to convert in August 2001.

     The transaction is contingent on the approval by boards of both companies, execution of a mutually satisfactory stock purchase agreement, and the successful completion of additional financing by Q-Med, on or before July 15, 1999. Q-Med advanced $300,000 upon execution of the agreement in principle, which will be converted into approximately 150,000 newly-issued shares of Ixion common stock at the closing or upon termination of the transaction. At the closing, on or before September 1, 1999, Q-Med will pay $3 million in exchange for 1.5 million newly-issued shares of common stock and a warrant to purchase an additional 1.35 million shares for $2.7 million on September 1, 2000. Upon the exercise of the warrant in 2000, Q-Med would own approximately 50% of Ixion, which could amount to a change of control at that time. Bengt (Agerup, Ph.D., majority stockholder in Q-Med and its Managing Director, will join the Ixion board at the closing.

     Q-Med, a growing, profitable Swedish company, develops, manufactures and sells natural, specialized medical implants. All of Q-Med's products are constructed using a proprietary form of non-animal, stabilized hyaluronic acid. Hyaluronic acid is a natural polysaccharide, first isolated in 1934. Its main function in the body is to lubricate moveable parts like joints and muscles and to transport substances to and within cells. The majority of Q-Med's revenues are accounted for by Restylane(r) for the filling out of lips, facial wrinkles, and facial folds.

     We must close the Q-Med transaction to meet our planned operating requirements through December 31, 1999. Failing that, we must successfully complete the suspended public offering. Shortfalls in the proceeds of the public offering to date have forced a curtailment in our operations to adjust to reduced resources. In the event our plans change or our assumptions change or prove to be inaccurate or we fail to close the Q-Med transaction or the proceeds of the offering continue to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our products through regulatory approval to commercialization. The terms and prices of any equity or debt financings or corporate combination may be significantly more favorable to new investors than those of the Units sold in the offering, resulting in significant dilution to current investors. We do not have any material committed sources of additional financing. We can not assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Product Research and Development Plan

     Our plan of operation for 1999 consists primarily of research and development and related activities, resources permitting, including:

                   * further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
                   * further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation
                   * research into differential gene expression studies on
                     differentiated islet cells;
                   * further research into encapsulation materials for
                     transplantation of islets;
                   * further preclinical development of a quantitative version of our molecular diagnostic test, the XEntrIx
                     ( Oxalobacter formigenes Monitor,
                   * further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
                   * continuing the prosecution and filing of patent
                     applications; and
                   * hiring additional employees.

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

Year 2000 Compliance

     Many computer systems and computer chips embedded in equipment are unable to tell the difference between the year 1900 and the year 2000. This is known as the Year 2000 issue. Many businesses are at risk for possible miscalculations or systems failures as a result of their computers, software, or equipment's not being Year 2000 compliant.

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

     In general our review of the potential consequences of Year 2000 compliance issues on us leads us to believe that those issues will prove to be immaterial to our business, operations, and financial condition. Accordingly, we do not have contingency plans and have no plans to develop any unless our further assessment indicates one is necessary. No material expenses have been incurred to date, and none are anticipated.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

     In 1997, the Company registered 400,000 newly-issued Units of its securities for direct sale on Form SB-2 at a price of $10.00 per Unit. The registration statement, Commission Registration No. 333-334765, was declared effective on December 10, 1997 and Post-Effective Amendment No. 1 was declared effective on March 19, 1998. On December 10, 1998, the Company extended the offering, and thereafter filed Post-Effective Amendment No. 2 to reduce the number of Units being registered to 150,000 Units (including the Units already sold), for an aggregate offering price of $1,500,000. Each Unit consists of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrant. There is no minimum number of Units to be sold in the offering, and all funds received will go immediately to the Company. The offering has not terminated and is not scheduled to terminate until the earliest of: the sale of all Units, December 10, 1999, or the date on which the Company decides to close the offering; however, the offering is currently suspended pending the completion of the Q-Med transaction described elsewhere in this report. The securities are being sold directly by the Company (except when sales are to Florida residents, in which case sales must be made through Unified Management Corporation, a Florida-registered broker dealer).

     As of March 31, 1999, a total of 34,420 Units at an aggregate price of $344,200 have been sold. From the effective date of the offering to March 31, 1999, $200 in expenses and $1,854 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through March 31, 1998, amounted to $121,382, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

     Net offering proceeds as of March 31, 1999 amounted to $228,818. The net proceeds were used entirely to fund the operations of the Company as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement.

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

(18)           Letter re: Change in Accounting Principles                  None

(19)           Report Furnished to Security Holders                        None

(22)           Published Report re: Matters Submitted to Vote of
               Security Holders                                            None

(23)           Consents of Experts and Counsel                             None

(24)           Power of Attorney                                           None

(27)           Financial Data Schedule

(99)           Additional Exhibits                                         None

(b)       Reports on Form 8-K

     The Company filed a Form 8-K on April 30, 1999 in connection with the execution of an agreement in principal with Q-Med AB, pursuant to which Q-Med could acquire up to 50% of the common stock of the Company which could lead to a change in control of the Company.

                                  ------------

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Ixion Biotechnology, Inc.


Dated: May 13, 1999     By: /s/ Weaver H. Gaines
                            ------------------------
                            Weaver H. Gaines
                            Chairman and Chief  Executive Officer

Dated: May 13, 1999     By: /s/ David C. Peck
                            ------------------------
                            David C. Peck
                            President and Chief Financial Officer
                            (Principal Financial Officer

Dated: May 13, 1999     By: /s/ Kimberly A. Ramsey
                            ------------------------
                            Kimberly A. Ramsey
                            Controller (Principal Accounting Officer)


     Exhibit Index

Exhibit        Description                                                 Page

(3)            Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession                                   None

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

(11)           Statement re: Computation of Per Share Earnings             None

(15)           Letter re: Unaudited Interim Financial Information          None

(18)           Letter re: Change in Accounting Principles                  None

(19)           Report Furnished to Security Holders                        None

(23)           Published Report re: Matters Submitted to Vote of
               Security Holders                                            None

(23)           Consents of Experts and Counsel                             None

(24)           Power of Attorney                                           None

(28)           Financial Data Schedule

(99)           Additional Exhibits                                         None