Form 10QSB
period 1999-06-30
IXION BIOTECHNOLOGY INC
filed 1999-08-16
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Yes  X      No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 1999 was 2,514,414.

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

            Condensed Balance Sheet - June 30, 1999..................................................2

            Condensed Statements of Operations - Three Months and Six Months
            Ended June 30, 1999 and 1998 and for the period March 25, 1993
            (Date of Inception) through June 30, 1999................................................3

            Condensed Statements of Cash Flows - Six Months Ended June 30, 1999
            and 1998 and for the period March 25, 1993
            (Date of Inception) through June 30, 1999................................................5

            Notes to Condensed Financial Statements..................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations or Plan of Operation.............................................8

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds...................................................15

Item 4.  Submission of Matters to a Vote of Security Holders........................................15

Item 5.  Other Information..........................................................................16

Item 6.  Exhibits and Reports on Form 8-K...........................................................16

Signatures..........................................................................................17

Exhibit Index.......................................................................................17

Part I.  Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
June 30, 1999
Unaudited

                                     Assets

Current  Assets:
   Cash and cash equivalents                                           $ 81,016
   Accounts receivable                                                    6,916
   Prepaid expenses                                                       1,359
   Other current assets                                                     500
          Total current assets                                         --------
                                                                         89,791
                                                                       --------
Property and Equipment, net                                             106,924

Other Assets:
    Patents and patents pending, net                                    327,435
    Other...                                                              6,705
                                                                       --------
                 Total other assets                                     334,140
                                                                       --------
                 Total Assets                                          $530,855
                                                                    ===========

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                                   $ 35,923
    Bridge loans payable to officers                                    415,000
    Current portion of notes payable                                      9,716
    Convertible note payable                                            300,000
    Accrued expenses                                                     47,164
    Interest payable                                                     46,605
                                                                       --------
            Total current liabilities                                   854,408
                                                                       --------
Long-Term Liabilities:
    Notes payable                                                       674,432
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            23,213
    Deferred fees and salaries, including accrued interest              840,562
                                                                       --------
                   Total long-term liabilities                        1,580,524
                                                                     ----------
                     Total liabilities                                2,434,932
                                                                      ---------

Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000, issued and
       outstanding 2,514,014 shares at June 30                           25,144
    Common stock warrants outstanding                                    35,494
    Additional paid-in capital                                        1,625,888
    Deficit accumulated during the development stage                (3,383,653)
    Less unearned compensation                                        (206,950)
                                                                   ------------
                  Total capital deficiency                          (1,904,077)
                                                                   ------------
Total Liabilities and Capital Deficiency                           $    530,855
                                                                   ============

See accompanying notes to condensed financial statements

Statements of Operations


                                                         Three Months Ended
                                                               June 30,
                                                       __1999__        __1998__
                                                              Unaudited
Revenues:...
   Income under research agreement                    $       0      $        0
   Income from SBIR Grant                                     0               0
   Interest income                                          915              69
   Other income                                             250           1,295
                                                      ---------      ----------
            Total revenues                                1,165           1,364
                                                      ---------      ----------

Expenses:...
  Operating, general and administrative                  88,085          80,909
  Research and development                              129,514         101,310
  Interest..                                             37,559          28,204
                                                      ---------      ----------
                 Total expenses                         255,158         210,423
                                                      ---------      ----------

Net Loss....                                          $(253,993)     $(209,059)
                                                      =========      ==========

Basic and Diluted Net Loss per Share                  $   (0.10)     $   (0.08)
                                                      =========      ==========

Weighted Average Common Shares                        2,514,014       2,475,201
                                                      =========      ==========






















See accompanying notes to condensed financial statements

Statements of Operations

                                                                                                For the Period
                                                                                                   March 25,
                                                                                                  1993 (Date
                                                                                                 of inception)
                                                     Six Months Ended                              through
                                                        June 30,                                   June 30,
                                               __1999__         __1998__                         ____1999____
                                                       Unaudited                                   Unaudited

Revenues:...
   Income under research agreement            $       0       $        0                        $     275,001
   Income from SBIR Grant                             0                0                               91,650
   Interest income                                  963              215                               24,395
   Other income                                     695           2, 276                               18,500
                                               --------        ---------                         ------------
            Total revenues                        1,658            2,491                              409,546
                                               --------        ---------                         ------------
Expenses:...
  Operating, general and administrative         178,819          199,793                            1,647,326
  Research and development                      238,166          188,872                            1,748,903
  Interest..                                     74,729           56,594                              396,971
            Total expenses                      491,714          445,259                            3,793,199
                                               --------         --------                          -----------
Net Loss....                                 $ (490,056)       $(442,768)                        $(3,383,653)
                                             ==========        =========                         ============
Net Loss per Share (Basic)                   $    (0.19)       $   (0.18)
                                             ===========       =========

Weighted Average Common Shares                 2,514,001       2,471,228
                                             ===========       =========






















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                                                   For the Period
                                                                                                                   March 25, 1993
                                                                                Six Months                      (Date of inception)
                                                                              Ended June 30,                          through
                                                                          1999           1998                      June 30, 1999
                                                                        --------       --------                    -------------
                                                                                Unaudited                            Unaudited

Cash Flows from Operating Activities
    Net loss                                                           $(490,056)      $(442,768)                  $ (3,383,653)
    Adjustments to reconcile net loss to net cash used in
        operating activities:

 ............Depreciation                                                  12,711           5,928                         50,566
 ............Amortization                                                   2,234           1,578                          8,234
 ............Amortization of debt discount                                 28,584          28,584                        161,976
 ............Stock warrants issued under license agreement                      -               -                         20,465
 ............Stock options/warrants issued for consulting services              -               -                         30,000
 ............Stock compensation                                            81,650          50,181                        465,853
 ............Decrease (increase) in prepaid expenses and
 ............    other current assets                                        (283)            841                         (1,684)
 ............Decrease (increase) in accounts receivable                    (5,000)           (291)                        (6,916)
 ............Increase (decrease) in liability under
 ............    research agreement                                             -               -                         42,317
 ............Increase (decrease) in accounts payable and
 ............    accrued expenses                                         (34,998)          6,921                        163,561
 ............Increase in deferred fees and salaries                       121,286         119,747                        814,012
 ............Increase in deferred rent                                      1,118           7,557                         23,213
                                                                        -------         --------                     -----------
 ............    Net cash used in operating activities                   (212,757)       (211,722)                    (1,611,055)
                                                                        --------        --------                     -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                  (58,553)              -                       (102,850)
     Organization Costs                                                        -               -                           (436)
     Payments for patents and patents pending                            (39,443)        (29,156)                      (323,558)
                                                                        --------         --------                    -----------
 ............   Net cash used in investing activities                     (97,996)        (29,156)                      (426,844)
                                                                        --------         --------                    -----------

Cash Flows from Financing Activities:
     Loans from officers                                                  90,000                -                       445,307
     Proceeds from issuance of convertible notes payable                 300,000                -                     1,087,270
     Proceeds from issuance of common stock                                1,000          195,500                       756,900
     Proceeds from issuance of subordinated notes
               payable to related parties                                      -           70,000                             0
     Principal reductions in notes payable                                (9,793)          (6,282)                      (33,738)
     Payment of deferred offering costs                                   (8,070)         (43,822)                     (124,631)
     Payment of loan costs                                                     -                -                       (12,194)
                                                                        --------           -------                    ----------
 ............   Net cash provided by (used in)
 ............     financing activities                                    373,137           215,396                    2,118,915
                                                                        --------           -------                    ----------
Net Increase (Decrease) In Cash and Cash Equivalents                      62,383           (25,482)                      81,016

Cash and Cash Equivalents at Beginning of Period                          18,633            44,443                            -
                                                                        --------           -------                    ----------
Cash and Cash Equivalents at End of Period                              $ 81,016           $18,961                    $   81,016
                                                                        ========           =======                    ==========





See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Six Month Period Ended June 30, 1999

1.    Basis Of Presentation:

      The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1998 and 1999, and for the period March 25, 1993 (date of inception) through June 30, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1998 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Notes Payable:

      On April 16, 1999, in connection with an agreement in principle between the Company and Q-Med AB, described below in Note 6, Q-Med advanced $300,000 to the Company. The loan, which is convertible at the Company's election, will be converted into 150,000 restricted shares of the Company's common stock.

3.    Income Taxes:

      The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of June 30, 1999:

           Deferred compensation                                   $   332,000
           Net operating loss carryforward                           1,004,000
           Deferred tax asset                                        1,336,000
           Valuation allowance                                     $(1,336,000)

           Net deferred tax asset                                  $     __0_ _
                                                                   ============

4.    Stockholder's Equity

      In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consists of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. The Company has received proceeds of $344,200 through June 30, 1999. The offering, which is currently suspended, will be continued until all securities have been sold or until December 10, 1999, unless sooner terminated or extended. If the proceeds from the offering and the Q-Med AB investment, described below in Note 6, prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

      There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon either completing the Q-Med transaction or obtaining additional funds through other sources.

      Offering costs of $124,631 have been offset against the proceeds of the offering through June 30, 1999.

5.    Related Party Transactions

      The Chairman and Chief Executive Officer and the President of the Company have agreed to extend the Company financing in the form of bridge loans. Interest on the bridge loans from officers is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. Under these agreements, the Company borrowed a total of $415,000, which was still outstanding at June 30, 1999 and is due on demand. These officers have no commitment to lend additional funds in the future.

6.    Subsequent Events

      Under the agreement in principle executed on April 16, 1999, Q-Med AB, a Swedish company whose headquarters are in Uppsala, Sweden, agreed to purchase not less than three million shares of the Company's common stock, in exchange for

      o   $6,000,000 in cash,

      o a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for transplantable islets, and
      o the redemption of up to $571,670 of the Company's Convertible Unsecured Notes which note holders elect not to convert in August2001.

      The original transaction was contingent on the execution of a mutually satisfactory stock purchase agreement and the successful completion of additional financing by Q-Med, on or before July 15, 1999. Q-Med was unable to complete its additional financing by July 15, 1999, and, accordingly, the Company and Q-Med are discussing an amendment to the agreement in principle.

      Q-Med advanced $300,000 on April 16, 1999, upon execution of the original agreement in principle, which was converted into 150,000 newly-issued shares of Ixion common stock on August 2, 1999. Q-Med has agreed to advance at least an additional $75,000 to the Company on August 15, 1999.

      On July 12, 1999, as a result of the pending Q-Med transaction, the Board of Directors of the Company approved a retroactive reduction in the offering price of the Company's suspended public offering (see Note 4) from $10.00 per Unit to $4.00 per Unit. The Board also approved a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share) and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the board will result in the issuance of a total of 51,630 shares (approximately 2% of the current outstanding) to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering amount from $4,000,000 to $1,600,000. In order to change the terms of the public offering, the Company will be required to file a post-effective amendment to the current registration statement.

      On July 12, 1999, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 73,000 shares of Common Stock at an exercise price of $4.00 per share. Stock options are exercisable only if vested. 15,000 of such options, granted to members of the Scientific Advisory Board, vest over one year, the remainder vest over five years. In addition, the Company has determined that it will cancel and reissue 82,400 options previously granted at exercise prices ranging from $6.00 per share to $10.00 per share. There will be no change in the vesting period for reissued options.

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

            Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. In June 1998, we reached an agreement in principle with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor. We have received no revenue to date under this agreement. Provided the Diagnostic Referral Laboratories markets the service and provided doctors accept the test as useful, we may receive revenue from this test during 1999. However we do not expect any of our other product candidates to be commercially available for at least several years. From inception through June 30, 1999, we incurred cumulative losses of $3,383,653. These losses were due primarily to expenditures on general and administrative activities, research and development, patent preparation and prosecution, and interest charges.

            We expect to continue to incur substantial research and development costs resulting from

        o  ongoing research and development programs,

        o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

            We also expect that general and administrative costs, including

        o  amortization of patents,
        o  additional administrative personnel;
        o legal and regulatory costs necessary to support preclinical development and clinical trials,
        o   SEC reporting costs, and
        o   the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

            Total revenues decreased by 15% from $1,364 for the second quarter of 1998 to $1,165 for the second quarter of 1999 mainly as a result of the decline in other income resulting from a reduction in consulting provided by us. We expect income to increase in 1999 as a result of the award of a research contract under the Small Business Technology Transfer ("STTR") Program which will provide approximately $40,000 of income in 1999.

            Operating, general and administrative expenses increased 9% from $80,909 for the second quarter of 1998 to $88,085 for the equivalent period of 1999. These increased expenses reflect increased directors fees resulting from an increased number of directors, increased travel expenses, and increases in various other administrative categories, offset, to some degree, by a decline in salaries and advertising expense for the second quarter of 1999 compared to the second quarter of 1998. The Company expects its general and administrative expense to increase during the remainder of 1999 as a result of an increase in the scale of operations which may result from the pending Q-Med transaction, an increase in amortization of capitalized patent costs as new patents are issued, and continued amortization of capitalized debt issue costs.

             Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent and associated utilities, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses increased 28% from $101,310 for the second quarter of 1998 to $129,514 for the second quarter of 1999, mainly due to an increase in laboratory personnel, increased rent, utilities, and interest charges on the purchase of lab equipment and on deferred fees and salaries. The Company's research and development expenses could increase during the remainder of 1999 as a result of an increase in the scale of operations which may result from the pending Q-Med transaction and as a result of the receipt of the STTR grant referred to above.

             Interest expense increased 33% from $28,204 for the second quarter of 1998 to $37,559 for the second quarter of 1999 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1999, as a result of the continued compounding of interest on deferred fees and salaries accounts and loans we have received and expect to receive.

Six Months Ended June 30, 1999 and 1998

            Total revenues decreased by 33% from $2,491 in the first half of 1998 to $1,658 in the first half of 1999 mainly as a result of the decline in other income resulting from a reduction in consulting provided by us. We expect income to increase in 1999 as a result of the award of a research contract under the Small Business Technology Transfer ("STTR") Program which will provide approximately $40,000 of income in 1999.

            Operating, general and administrative expenses decreased 10% from $199,793 in the first half of 1998 to $178,819 in the equivalent period of 1999. These decreased expenses reflect decreased personnel during the first quarter, decreased legal fees, and decreased advertising expenses in the first half of 1999 compared to the first half of 1998. The Company's general and administrative expense should increase during the remainder of 1999 as a result of an increase in personnel and an increase in the scale of operations which may result from the pending Q-Med transaction, an increase in amortization of capitalized patent costs as new patents are issued, and continued amortization of capitalized debt issue costs.

             Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory and animal supplies, laboratory rent and associated utilities, depreciation on laboratory equipment, development activities, payments for sponsored research, and payments to scientific and regulatory consultants. Research and development expenses increased 26% from $188,872 in the first half of 1998 to $238,166 in the first half of 1999, mainly due to an increase in laboratory personnel, rent, utilities, interest charges on the purchase of lab equipment and on deferred fees and salaries, and scientific advisors fees; offset somewhat by a reduction in preclinical expenses and lab supplies. The Company's research and development expenses could increase during the remainder of 1999 as a result of an increase in the scale of operations which may result from the pending Q-Med transaction and as a result of the receipt of the STTR grant referred to above.

             Interest expense increased 32% from $56,594 in the first half of 1998 to $74,729 in the first half of 1999 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties. Interest expense will continue to increase during 1999, as a result of the continued compounding of interest on deferred fees and salaries and loans we have received and expect to receive.

Liquidity and Capital Resources

            In December, 1997, we commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consists of one share of common stock and .1/4 of a Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles someone to purchase one share of common stock at a price of $20.00 per share. Ixion is directly (except in Florida where sales must be made through a broker) making the offering selected states, primarily over the Internet. There is no minimum number of Units to be sold in the offering, and all funds received have gone and will go immediately to us. On December 10, 1998, we extended the offering through the earliest of:

        o   the sale of all Units,
        o   December 10, 1999, or
        o   the date we decide to close the offering.

            In connection with the proposed transaction with Q-Med AB, described below, we temporarily suspended the offering. On July 12, 1999, in consequence of the pending Q-Med transaction, the Board of Directors approved a retroactive reduction in the offering price of the Company's suspended public offering from $10.00 per Unit to $4.00 per Unit. The Board also approved a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share) and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action will result in the issuance of a total of 51,630 shares (approximately 2% of the current outstanding) to purchasers in the public offering for no additional consideration.

            In order to change the terms of the public offering, the Company will be required to file a post-effective amendment to the current registration statement. The reduction in the offering price will reduce the aggregate maximum potential amount to be raised from $4,000,000 to $1,600,000.

            In February, 1999, we received notice that the NIH had awarded us a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology. The effective date of the grant is June 15, 1999 and as of June 30, 1999 we have accrued $3,212 to be applied toward the grant. These funds are available and were drawn on beginning in July, 1999. We will subcontract approximately $60,000 to the University of California, Irvine, but the remaining $40,000 will be available during 1999 to support oxalate research at Ixion. We have several other grant applications pending.

            During 1998 and the first quarter of 1999, our development activities were funded primarily by the proceeds from the offering and bridge loans from the Chairman and Chief Executive Officer and the President. Operations during the second quarter of 1999 were funded primarily from funds advanced by Q-med. The bridge loans total $415,000 at June 30, 1999. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have continued to fund operating requirements voluntarily to meet working capital needs. Although additional bridge loans may not be necessary during the remainder of 1999 because of the pending Q-Med transaction, we can not assure you that, should such loans be necessary, the officers will continue to voluntarily fund them. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes.

            At June 30, 1999, we had $81,016 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments. On April 20, 1999, we received $300,000 in the form of a convertible loan from Q-Med pursuant to the Q-Med transaction described below. On August 2, 1999, the loan was converted into 150,000 shares of restricted Ixion common stock.

            On January 1, 1996, we purchased laboratory equipment pursuant to a chattel mortgage agreement in the amount of $32,309. The agreement calls for monthly payments of $897, commencing August 1, 1996. At June 30, 1999, one payment of $897 in principal remains outstanding under this agreement.

            In connection with a sponsored research agreement with Genetics Institute, Inc. which was concluded during 1997, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that their option to negotiate for a license to our technology, contained in the sponsored research agreement has expired. We have not given nor received such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long term liability pending final notice under the agreement.

            Through June 30, 1999, we have paid offering-related expenses of $124,631 which have been applied against the proceeds of the public offering. We expect further offering-related expenses to be modest.

            On October 8, 1998, upon the expiration of our lease at the Biotechnology Development Institute, we moved to comparable rental facilities across the street from our former location. The new lease is for increased space and rent and for a three-year term, with two one-year renewal options. We expect that annual payments under the new lease (including repayment of funds provided by lessor for tenant improvements and an emergency generator) will be approximately $92,000 per year. We will continue to have access, as a graduate affiliate, to the Biotechnology Development Institute's specialized facilities, centralized equipment, and core laboratories. Relocation has not materially affected our research and development operations; however, we incurred relocation expenses and have been obliged to purchase or lease laboratory and office furnishings and equipment in the amount of approximately $100,000.

            We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

        o  the completion of a Q-Med transaction described below
        o the success of the continuing public offering of our securities (in the event of a failure of the Q-Med transaction),

        o the successful commercialization of our medicinal food product, a probiotic product, the XEntrIx (TM) Oxalobacter formigenes Monitor (our new diagnostic test) and IxC1-62/47 (our lead therapeutic compound),
        o  progress in our product development efforts,
        o  the magnitude and scope of development efforts,
        o  progress with preclinical studies and clinical trials,
        o  the cost of contract manufacturing and research organizations,
        o cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, o competing technological and market developments, and o the development of strategic alliances for the development and marketing of our products.

The Q-Med Transaction

            On April 16, 1999, we reached an agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden. Under the original agreement, Q-Med agreed to purchase not less than three million shares of Ixion common stock, in exchange for

        o   $6,000,000 in cash,
        o a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for our transplantable islets, and
        o the redemption of up to $571,670 of our Convertible Unsecured Notes which note holders elect not to convert in August 2001.

            Q-Med, a growing, profitable Swedish company, develops, manufactures and sells natural, specialized medical implants. All of Q-Med(180)s products are constructed using a proprietary form of non-animal, stabilized hyaluronic acid. Hyaluronic acid is a natural polysaccharide, first isolated in 1934. Its main function in the body is to lubricate moveable parts like joints and muscles and to transport substances to and within cells. The majority of Q-Med's revenues are accounted for by Restylane(R) for the filling out of lips, facial wrinkles, and facial folds.

            The original transaction was contingent on the execution of a mutually satisfactory stock purchase agreement and the successful completion of additional financing by Q-Med, on or before July 15, 1999. Q-Med was unable to complete its additional financing by July 15, 1999, and, accordingly, the Company and Q-Med are discussing an amendment to the agreement in principle.

            Q-Med advanced $300,000 on April 16, 1999, upon execution of the original agreement in principle, which was converted into 150,000 newly-issued shares of Ixion common stock on August 2, 1999. Q-Med has agreed to advance an additional $75,000 to the Company on August 15, 1999.

            We must reach an amended agreement with Q-Med to meet our planned operating requirements through December 31, 1999. We cannot assure you that we will be able to reach agreement with Q-Med on satisfactory terms, or at all. Failing that, we must successfully complete the suspended public offering. Shortfalls in the proceeds of the public offering to date have forced a curtailment in our operations to adjust to reduced resources. In the event our plans change or our assumptions change or prove to be inaccurate or we fail to close a satisfactory Q-Med transaction or the proceeds of the offering continue to be insufficient to fund operations at the planned level (due to further unanticipated expenses, delays, problems or otherwise), we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our products through regulatory approval to commercialization. The terms and prices of any equity or debt financings or corporate combination may be significantly more favorable to new investors than those of the Units sold in the offering, resulting in significant dilution to current investors. We do not have any material committed sources of additional financing. We can not assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Product Research and Development Plan

      Our plan of operation for the remainder of 1999 consists primarily of research and development and related activities, resources permitting, including:

          o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
          o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation
          o research into differential gene expression studies on differentiated islet cells;
          o further research into encapsulation materials for transplantation of islets;
          o development of a medicinal food product not requiring regulatory approval;
          o further preclinical development of a quantitative version of our molecular diagnostic test, the XEntrIx(TM)Oxalobacter formigenes Monitor,
          o further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
          o continuing the prosecution and filing of patent applications; and
          o hiring additional employees.

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

            Our assessment of Year 2000 compliance issues is substantially complete.

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

            Equipment. Most of our laboratory equipment does not use a computer or embedded chip. Our policy is that all new equipment that we purchase must be Year 2000 compliant. Our assessment of our laboratory equipment is complete, and all essential equipment is compliant.

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

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

            In 1997, the Company registered 400,000 newly-issued Units of its securities for direct sale on Form SB-2 at a price of $10.00 per Unit. The registration statement, Commission Registration No. 333-334765, was declared effective on December 10, 1997 and Post-Effective Amendment No. 1 was declared effective on March 19, 1998. On December 10, 1998, the Company extended the offering, and thereafter filed Post-Effective Amendment No. 2 to reduce the number of Units being registered to 150,000 Units (including the Units already sold), for an aggregate offering price of $1,500,000. Each Unit consists of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrant. There is no minimum number of Units to be sold in the offering, and all funds received will go immediately to the Company. The offering has not terminated and is not scheduled to terminate until the earliest of: the sale of all Units, December 10, 1999, or the date on which the Company decides to close the offering; however, the offering is currently suspended pending the completion of the Q-Med transaction described elsewhere in this report. The securities are being sold directly by the Company (except when sales are to Florida residents, in which case sales must be made through Unified Management Corporation, a Florida-registered broker dealer). See Liquidity and Capital Resources, above, for proposed changes in the offering.

            As of June 30, 1999, a total of 34,420 Units at an aggregate price of $344,200 have been sold. From the effective date of the offering to June 30, 1999, $200 in expenses and $1,854 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through June 30, 1998, amounted to $122,577, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

            Net offering proceeds as of June 30, 1999 amounted to $219,569. The net proceeds were used entirely to fund the operations of the Company as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement.

Item 4.  Submission of Matters to a Vote of Security Holders

            The Company's annual meeting was held on June 11, 1999. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting.

Weaver H. Gaines
David C. Peck
David M. Margulies
Vincent P. Mihalik
Karl-E. Arfors

            The shareholders approved an amendment to the Company's certificate of incorporation to increase the Company's authorized number of shares of common stock from 4,000,000 shares to 20,000,000 shares and to authorize up to 1,000,000 shares of a new class of preferred stock. The total number of shares cast "For," cast "Against," and "Abstentions" are set forth below.

        Votes For               Votes Against                       Abstentions
        2,043,694                           0                            10,000

            The shareholders approved an amendment to the 1994 Board Retainer Plan which increased the total number of shares which may be issued and outstanding to 250,000 (including, 99,050 previously issued). The amended plan also limited the total number of shares reserved for issuance to 250,000 by bringing issuances to employees and consultants under the 250,000 cap. The total number of shares cast "For," cast "Against," and "Abstentions" are set forth below.

       Votes For               Votes Against                       Abstentions
       2,043,694                       0                                10,000

            Finally, the shareholders of the Company ratified the selection of PricewaterhouseCoopers LLP as independent accountants for its fiscal year ended December 31, 1999, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

       Votes For               Votes Against                       Abstentions
       2,053,694                       0                                   0

Item 5.  Other Information

            On July 12, 1999, Bengt (W067)gerup, Ph.D., majority stockholder in Q-Med and its former Managing Director, and Thomas Stagnaro, Chairman of US Biomaterials, were elected to the Ixion board of directors.

            The Q-Med transaction previously reported on Form 8-K has been modified as described above in Part I, Item 2.

Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits

Exhibit                 Description                                                              Page

(2)         Plan of Acquisition, Reorganization, Arrangement,
                        Liquidation or Succession                                                None
*(3.5)      Certificate of Amendment of Certificate of Incorporation, dated June 11, 1999
*(3.6)                Certificate of Incorporation, as amended and restated
   (4)                Instruments defining the Rights of Security Holders                        None

*(10.39)    Agreement in Principle dated April 16, 1999, with Q-Med AB

*(10.40)    1994 Board Retainer Plan, as amended.

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

 (18)       Letter re: Change in Accounting Principles                                           None

 (19)       Report Furnished to Security Holders                                                 None

(22)        Published Report re: Matters Submitted to Vote of
                        Security Holders                                                         None

(23)        Consents of Experts and Counsel                                                      None

(24)        Power of Attorney                                                                    None




*(27)       Financial Data Schedule

 (99)       Additional Exhibits                                                                  None


-----------
*Filed herewith

            (b)     Reports on Form 8-K

            The Company filed a Form 8-K on April 30, 1999 in connection with the execution of an agreement in principal with Q-Med AB, pursuant to which Q-Med could acquire up to 50% of the common stock of the Company which could lead to a change in control of the Company

- ----------

                                   Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ixion Biotechnology, Inc.

Dated: August 13 1999               By: /s/ Weaver H. Gaines
                                      -----------------------------------------
                                       Weaver H. Gaines
                                       Chairman and Chief  Executive Officer

Dated: August 13, 1999              By: /s/ David C. Peck
                                        ---------------------------------------
                                        David C. Peck
                                        President and Chief Financial Officer
                                       (Principal Financial Officer

Dated: August 13, 1999              By: /s/ Kimberly A. Ramsey
                                        ---------------------------------------
                                        Kimberly A. Ramsey
                                        Vice President and Controller
                                       (Principal Accounting Officer)

          Exhibit Index

Exhibit         Description                                                             Page

(2)          Plan of Acquisition, Reorganization, Arrangement,
                Liquidation or Succession                                               None

*(3.5)       Certificate of Amendment of Certificate of Incorporation,
                dated June 11, 1999

*(3.6)       Certificate of Incorporation, as amended and restated

(4)          Instruments defining the Rights of Security Holders                        None

*(10.39)     Agreement in Principle dated April 16, 1999, with Q-Med AB

*(10.40)     1994 Board Retainer Plan, as amended.



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

(19)         Report Furnished to Security Holders                                       None

(23)         Published Report re: Matters Submitted to Vote of
                Security Holders                                                        None

(23)         Consents of Experts and Counsel                                            None

(24)         Power of Attorney                                                          None

*(27)        Financial Data Schedule

(99)         Additional Exhibits                                                        None


--------------
*Filed herewith