Form 10QSB/A
period 1999-06-30
IXION BIOTECHNOLOGY INC
filed 1999-08-17
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB/A

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

                            Ixion Biotechnology, Inc.
                               Index to Form 10QSB

Part I - Financial Information                                                                    Page
                                                                                                  ----

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

            Notes to Condensed Financial Statements..................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations or Plan of Operation...............................................8

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds..................................................15

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
                                                      =========      ==========






















See accompanying notes to condensed financial statements

Statements of Operations

                                                                                                For the Period
                                                                                                   March 25,
                                                                                                  1993 (Date
                                                                                                 of inception)
                                                     Six Months Ended                              through
                                                        June 30,                                   June 30,
                                               __1999__         __1998__                         ____1999____
                                                       Unaudited                                   Unaudited

Revenues:...
   Income under research agreement            $       0       $        0                        $     275,001
   Income from SBIR Grant                             0                0                               91,650
   Interest income                                  963              215                               24,395
   Other income                                     695           2, 276                               18,500
                                               --------        ---------                         ------------
            Total revenues                        1,658            2,491                              409,546
                                               --------        ---------                         ------------
Expenses:...
  Operating, general and administrative         178,819          199,793                            1,647,326
  Research and development                      238,166          188,872                            1,748,903
  Interest..                                     74,729           56,594                              396,971
            Total expenses                      491,714          445,259                            3,793,199
                                               --------         --------                          -----------
Net Loss....                                 $ (490,056)       $(442,768)                        $ (3,383,653)
                                             ==========        =========                         ============
Net Loss per Share (Basic)                   $    (0.19)       $   (0.18)
                                             ===========       =========

Weighted Average Common Shares                 2,514,001       2,471,228
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

           Net deferred tax asset                                  $     __0__
                                                                   ============

4.    Stockholder's Equity:

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

5.    Related Party Transactions:

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

6.    Subsequent Events:

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

                                   Ixion Biotechnology, Inc.

Dated: August 16 1999               By: /s/ Weaver H. Gaines
                                      -----------------------------------------
                                       Weaver H. Gaines
                                       Chairman and Chief  Executive Officer

Dated: August 16, 1999              By: /s/ David C. Peck
                                        ---------------------------------------
                                        David C. Peck
                                        President and Chief Financial Officer
                                       (Principal Financial Officer

Dated: August 16, 1999              By: /s/ Kimberly A. Ramsey
                                        ---------------------------------------
                                        Kimberly A. Ramsey
                                        Vice President and Controller
                                       (Principal Accounting Officer)

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