Form 10QSB
period 1999-09-30
IXION BIOTECHNOLOGY INC
filed 1999-11-15
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 1999 was 2,850,544.

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

            Condensed Balance Sheet - September 30, 1999..........................................................................2

            Condensed Statements of Operations - Three Months and Nine Months
            Ended September 30, 1999 and 1998 and for the period March 25, 1993
            (Date of Inception) through September 30, 1999........................................................................3

            Condensed Statements of Cash Flows - Nine Months Ended September 30,
            1999 and 1998 and for the period March 25, 1993
            (Date of Inception) through September 30, 1999........................................................................5

            Notes to Condensed Financial Statements...............................................................................6

Item 2.  Management's Discussion and Analysis or Plan of Operations...............................................................8

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds................................................................................15

Item 6. Exhibits and Reports on Form 8-K.........................................................................................15

Signatures.......................................................................................................................16

Exhibit Index....................................................................................................................16

Part I   Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
September 30, 1999
Unaudited

                                     Assets

Current  Assets:

   Cash and cash equivalents                                         $   36,737
   Accounts receivable                                                    7,066
   Prepaid expenses                                                       1,226
   Other current assets                                                     500
                                                                     ----------
                 Total current assets                                    45,529

Property and Equipment, net                                             111,191

Other Assets:
    Patents and patents pending, net                                    380,228
    Other                                                                 4,236
                                                                     ----------
                 Total other assets                                     384,464
                                                                     ----------
                  Total Assets                                       $  541,184
                                                                     ==========

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                                 $  86,938
    Bridge loans payable to officers                                   415,000
    Current portion of notes payable                                     8,818
     Accrued expenses                                                   60,898
     Interest payable                                                   32,229
                                                                     ----------
            Total current liabilities                                  603,883
                                                                     ==========

Long-Term Liabilities:
    Notes payable                                                      686,520
    Liability under research agreement                                  42,317
    Deferred rent, including accrued interest                           22,082
    Deferred fees and salaries, including accrued interest             893,409
                                                                     ----------
                   Total long-term liabilities                       1,644,328
                                                                     ----------
                     Total liabilities                               2,248,211
                                                                     ----------

Capital Deficiency:
    Common stock, $.01 par value; authorized 4,000,000, issued and
     outstanding 2,813,044 shares at September 30                       28,130
    Common stock warrants outstanding                                   35,494
    Additional paid-in capital                                       2,161,703
    Deficit accumulated during the development stage                (3,663,019)
    Less unearned compensation                                        (269,335)
                                                                     ----------
                  Total capital deficiency                          (1,707,027)

Total Liabilities and Capital Deficiency                            $  541,184
                                                                     ==========

            See accompanying notes to condensed financial statements

Statements of Operations



                                                         Three Months Ended
                                                            September 30,
                                                      __1999__         __1998__
                                                              Unaudited
Revenues:
   Income under research agreement                  $       0          $     0
   Income from research grants                         18,167                0
   Interest income                                        758              152
   Other income                                           250              981
                                                    ---------          --------
            Total revenues                             19,175            1,133
                                                    ---------          --------

Expenses:
  Operating, general and administrative               128,699          107,135
  Research and development                            132,282           80,771
  Interest                                             37,559           40,723
                                                    ---------          --------
            Total expenses                            298,540          228,629
                                                    ---------          --------

Net Loss                                            $(279,365)      $ (227,496)
                                                    =========       ===========

Net Loss per Share (Basic)                          $   (0.11)      $    (0.09)
                                                    =========       ===========

Weighted Average Common Shares                      2,653,463        2,475,201
                                                    =========       ===========






















            See accompanying notes to condensed financial statements

Statements of Operations

                                                                 For the Period
                                                                    March 25,
                                                                   1993 (Date
                                                                  of inception)
                                            Nine Month Ended        through
                                              September 30,      September 30,
                                            1999       1998            1999
                                            ----       ----      --------------

Revenues:
 Income under research agreement        $       0   $       0      $    275,001
 Income from research grants               18,167           0           109,817
 Interest income                            1,721         367            25,153
 Other income                                 945      3, 257            18,750
                                        ---------   ---------     -------------
            Total revenues                 20,833       3,624           428,721
                                        ---------   ---------     -------------
Expenses:
 Operating, general and administrative    278,179     307,097         1,746,685
 Research and development                 394,392     269,474         1,905,129
 Interest                                 117,684      97,317           439,926
                                        ---------   ---------     -------------
             Total expenses               790,254     673,888         4,091,740
                                        ---------   ---------     -------------
Net Loss                                $(769,421)  $(670,264)    $ (3,669,019)
                                        ==========  =========     =============
Net Loss per Share (Basic)              $   (0.30)  $   (0.27)
                                        =========   =========

Weighted Average Common Shares          2,561,053   2,482,687
                                        =========   =========






















            See accompanying notes to condensed financial statements

Statements of Cash Flows


                                                                                              For the Period
                                                                                               March 25, 1993
                                                                      Nine Months         (Date of inception)
                                                                  Ended September 30,            through
                                                                1999            1998       September 30, 1999
                                                                ----            ----      -------------------
                                                                     Unaudited                 Unaudited


Cash Flows from Operating Activities:
 Net loss                                                       $(769,421)     $(670,264)     $(3,669,019)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
 Depreciation                                                      21,332          8,412           59,188
 Amortization                                                       4,036          2,367           11,036
 Amortization of debt discount                                     42,876         42,876          176,268
 Stock warrants issued under license agreement                         -              -            20,465
 Stock options/warrants issued for consulting services                 -              -            30,000
 Stock compensation                                               107,308         68,274          491,511
 Decrease (increase) in prepaid expenses and
    other current assets                                             (150)         1,262           (1,551)
 Decrease (increase) in accounts receivable                        (5,150)           (41)          (7,066)
 Increase (decrease) in liability under
    research agreement                                                 -              -            42,317
 Increase (decrease) in accounts payable and
    accrued expenses                                               87,241         15,700          215,806
 Increase in deferred fees and salaries                           174,131        189,969        866,857
 Increase in deferred rent                                            (13)        10,445         22,082
                                                                 ---------       -------       -----------
          Net cash used in operating activities                  (337,810)      (331,000)    (1,736,106)
                                                                 ---------       --------    -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                           (71,328)        (2,302)      (115,625)
     Organization Costs                                                -              -            (436)
     Payments for patents and patents pending                     (92,793)        (2,154)      (376,908)
                                                                  --------        -------      ---------
           Net cash used in investing activities                 (164,121)       (64,456)      (492,969)
                                                                 ---------       --------      ---------

Cash Flows from Financing Activities:
  Loans from officers                                              90,000        175,000        445,307
  Proceeds from issuance of convertible notes payable             300,000             -       1,087,270
  Proceeds from issuance of common stock                          151,000        275,500        906,900
  Principal reductions in notes payable                           (12,895)        (6,482)       (36,840)
  Payment of deferred offering costs                               (8,070)       (53,932)      (124,631)
  Payment of loan costs                                                -              -         (12,194)
                                                                  --------      --------       ---------
            Net cash provided by (used in)
              financing activities                                520,035        390,086      2,265,812
                                                                  -------        --------      ---------
Net Increase (Decrease) In Cash and Cash Equivalents               18,104         (5,370)       (36,737)

Cash and Cash Equivalents at Beginning of Period                   18,633         44,443             -
                                                                  -------        --------        --------
Cash and Cash Equivalents at End of Period                        $36,737        $39,073       $(36,737)
                                                                  =======        =======       =========

            See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Nine Month Period Ended September 30, 1999

1.    Basis Of Presentation:

      The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1998 and 1999, and for the period March 25, 1993 (date of inception) through September 30, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1998 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Income Taxes:

      The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of September 30, 1999:

          Deferred compensation                                   $   353,000
          Net operating loss carryforward                           1,096,000
          Deferred tax asset                                        1,449,000
          Valuation allowance                                     $(1,449,000)

                        Net deferred tax asset                    $         0
                                                                  ===========

3.    Stock Options:

      On July 12, 1999, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 73,000 shares of Common Stock at an exercise price of $4.00 per share. Stock options are exercisable only if vested. 15,000 of such options, granted to members of the Scientific Advisory Board, vest over one year, the remainder vest over five years.

4.    Stockholder's Equity:

      In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consisted of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitled the holder to purchase one share of common stock at a price of $20.00 per share. As a result of the transaction with Q-Med, A.B., the offering was temporarily suspended and the Board of Directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share), and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the Board resulted in an additional issuance of 51,630 shares to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering amount from $4,000,000 to $600,000.

      The Company has received proceeds of $344,200 through September 30, 1999. The offering will remain suspended until a post effective amendment is filed and will be continued until all securities have been sold or until December 10, 1999, unless sooner terminated or extended. Offering costs of $124,631 have been offset against the proceeds of the offering through September 30, 1999.

      Through September 30, 1999, Q-Med, A.B. has been issued a total of 225,000 shares of common stock for $450,000 as part of the transaction with Q-Med.

      If the proceeds from the offering and other sources, prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

      There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon either completing the Q-Med transaction or obtaining additional funds through other sources.

5.    Board Retainer Plan:

      In 1994, the Board of Directors adopted the 1994 Board Retainer Plan (amended March 1999) to grant shares of restricted common stock to directors, members of the Scientific Advisory Board, employees, and consultants. The Board Retainer Plan is administered by the Audit and Benefits Committee of the Board.

      Unvested shares granted are subject to reacquisition by the Company at no cost if the grantee ceases to be a director, member of the Scientific Advisory Board, employee, or consultant. With respect to directors, employees, or consultants, the reacquisition option will typically lapse as to 20% of the shares granted after the grantee's first full year of continuous service and as to 1/12 of 20% of the granted shares at the end of each additional full month of continuous service thereafter. Scientific Advisors' shares vest 25% per quarter.

      New outside members of the Board or the Scientific Advisory Board receive 5,000 shares upon joining, and each receives 1,000 shares annually thereafter. The Audit and Benefits Committee of the Board determines the amount granted each eligible person (except themselves) at any time in its complete discretion. Under the March 1999 amendments to the Board Retainer Plan, up to 250,000 shares may be issued and outstanding pursuant to the Plan, of which 121,450 have been issued and are outstanding at September 30, 1999. The Audit and Benefits Committee determines the specific number of shares to be granted to key employees and consultants.

      Total stock awards granted in the first three quarters of 1999 were 22,400 at $4.00 per share. Compensation expense recognized under the Board Retainer Plan for the nine months ended September 30, 1999 was $107,308. Total unearned compensation related to Board Retainer Plan awards was $263,335 at September 30,1999 and will be recognized as expense over future periods of service.

6.    Related Party Transactions:

      The Chairman and Chief Executive Officer and the President of the Company have extended the Company financing in the form of bridge loans. Interest on the bridge loans from officers is at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. The Company has borrowed a total of $415,000, which was still outstanding at September 30, 1999 and is due on demand.

      These officers have no commitment to lend additional funds in the future.

7.    Subsequent Events:

      Through November 15, 1999, the Company received an additional $150,000 from Q-Med, A.B. for which it issued 75,000 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

            Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. In June 1998, we reached an agreement with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor. We have received no revenue to date under this agreement. We do not expect any of our drug or device product candidates (that are subject to regulatory approval) to be commercially available for at least several years; however our nutritional supplement product, OX-Control(TM), is scheduled for launch in 2000. From inception through September 30, 1999, we incurred cumulative losses of $3,669,019. These losses were due primarily to expenditures on general and administrative activities, research and development, patent preparation and prosecution, and interest charges.

     We expect to continue to incur substantial research and development costs resulting from

     o  ongoing research and development programs,
     o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

     We also expect that general and administrative costs, including

     o  amortization of patents,
     o  additional administrative personnel,
     o legal and regulatory costs necessary to support preclinical development and clinical trials, and
     o  the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

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

Results of Operations

Three Months Ended September 30, 1999 and 1998

            Total revenues increased by 1,592% from $1,133 for the third quarter of 1998 to $19,175 for the third quarter of 1999 as a result of the new research contract awarded on June 15, 1999 under the Small Business Technology Transfer
(STTR) Program, along with an increase in interest income due to increased cash inflows. We expect income to continue to increase in 1999 as a result of the STTR award which will provide approximately $40,000 of income in 1999, and as a result of another National Institute of Health (NIH) grant awarded on September 30, 1999 for $100,000.

            Operating, general, and administrative expenses increased 20% from $107,135 for the third quarter of 1998 to $128,699 for the equivalent period of 1999. These increased expenses reflect increased directors fees resulting from an increased number of directors, increased salary expenses due to the hiring of a full-time controller, increased travel expenses, increased rent, increased interest expenses due to increases in the deferred accounts, and increases in various other administrative categories, offset, to some degree, by a decline in total salaries and advertising expense for the third quarter of 1999 compared to the third quarter of 1998. We expect our general and administrative expense to increase during the remainder of 1999 as a result of an increase in the scale of operations and an increase in amortization of capitalized patent costs as new patents are issued.

             Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory supplies, animal supplies, laboratory rent and associated utilities, depreciation on laboratory equipment, development activities, payments for sponsored research, and scientific advisors and regulatory consultants fees. Research and development expenses increased 64% from $80,771 for the third quarter of 1998 to $132,282 for the third quarter of 1999, mainly due to an increase in laboratory personnel, increased rent, utilities, interest charges on the purchase of lab equipment, and on deferred fees and salaries. Our research and development expenses will increase during the remainder of 1999 as a result of an increase in the scale of operations and as a result of the receipt of the research grants referred to above.

             Interest expense decreased 8% from $40,723 for the third quarter of 1998 to $37,559 for the third quarter of 1999. Interest expense consists of interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties.

Nine Months Ended September 30, 1999 and 1998

            Total revenues increased by 474% from $3,624 for the nine months ended September 30 1998 to $20,833 for that period in 1999 mainly as a result of the new research contract award under the STTR Program, and as a result of an increase in interest income generated from increased cash flows. We expect income to continue to increase in 1999 as a result of the award which will provide approximately $40,000 of income in 1999, and as a result of another NIH grant awarded on September 30, 1999 for $100,000.

            Operating, general, and administrative expenses decreased 9% from $307,097 for the first nine months of 1998 to $278,179 for the equivalent period of 1999. These decreased expenses reflect decreased personnel during the first quarter of 1999, decreased legal fees, and decreased advertising expenses in the first nine months of 1999 compared to the first nine months of 1998. Our general and administrative expense should increase during the remainder of 1999 as a result of an increase in personnel and an increase in the scale of operations and an increase in amortization of capitalized patent costs as new patents are issued.

             Research and development expenditures consist primarily of payroll-related expenses of research and development personnel, laboratory and animal supplies, laboratory rent and associated utilities, depreciation on laboratory equipment, development activities, payments for sponsored research, and scientific advisors and regulatory consultants fees. Research and development expenses increased 46% from $269,474 for the first nine months of 1998 to $394,392 for the first nine months of 1999, mainly due to an increase in laboratory personnel, rent, utilities, R&D-related travel expenses, interest charges on the purchase of lab equipment and on deferred fees and salaries, and scientific advisors fees; offset somewhat by a reduction in preclinical expenses and lab supplies. Our research and development expenses will increase during the remainder of 1999 as a result of an increase in the scale of operations as a result of the receipt of the research grants referred to above.

             Interest expense increased 21% from $97,317 for the first nine months of 1998 to $117,684 for the first nine months of 1999 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred fees and salaries, including deferred interest, payable to related parties.

Liquidity and Capital Resources

            In December, 1997, we commenced the public offering of 400,000 Units of newly issued securities, for an aggregate of $4,000,000. Each Unit consisted of one share of common stock, $0.01 par value, and 0.25 of Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitled the holder to purchase one share of common stock at a price of $20.00 per share. Ixion is directly making the offering (except in Florida where sales must be made through a broker) in selected states, primarily over the Internet. There is no minimum number of shares to be sold in the offering, and all funds received have gone and will go immediately to us. On December 10, 1998, we extended the offering through the earliest of:

     o  the sale of all securities,
     o  December 10, 1999, or
     o  the date we decide to close the offering.

            As a result of the transaction with Q-Med, A.B. , the offering was temporarily suspended and the Board of directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share) and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the Board resulted in the additional issuance of 51,630 shares to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering amount from $4,000,000 to $600,000. As a result, in September, a total of 51,630 additional shares were issued to purchasers in the public offering for no additional consideration and are included in the shares outstanding on September 30, 1999.

            In February, 1999, we received notice that the NIH had awarded us a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology. The effective date of the grant was June 15, 1999. We began drawing on these funds in July. We have subcontracted approximately $60,000 to the University of California, Irvine, but the remaining $40,000 will be available during 1999 to support oxalate research at Ixion. In September we also received notice of the award of a $200,000 grant (covering a 23-month period) from the NIH to support our diabetes research. These funds became available starting September 30, 1999. We have subcontracted $25,000 under this grant. We have other grant applications pending.

            During 1998 and the first quarter of 1999, our development activities were funded primarily by the proceeds from the offering and bridge loans from the Chairman and Chief Executive Officer and the President. Operations during the second and third quarters of 1999 were funded primarily from $450,000 advanced by Q-Med through September in connection with the Q-Med transaction described below. The bridge loans total $415,000 at September 30, 1999, not including accrued but unpaid interest. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have continued to fund operating requirements voluntarily to meet working capital needs. Although additional bridge loans are not likely to be necessary during the remainder of 1999 because of the Q-Med transaction, we can not assure you that, should such loans be necessary in the future, the officers will continue to voluntarily fund them. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes.

            At September 30, 1999, we had $36,737 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

            In connection with a sponsored research agreement with Genetics Institute, Inc. which was concluded during 1997, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that its option to negotiate for a license to our technology, contained in the sponsored research agreement has expired. We have not given nor received such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long term liability pending final notice under the agreement.

            Through September 30, 1999, we have paid offering-related expenses of $124,631 which have been applied against the proceeds of the public offering. We expect further offering-related expenses to be modest.

            Annual expenses for the first year of our current three-year term (with two one-year renewal options) lease, including repayment of funds provided by lessor for tenant improvements and an emergency generator, were approximately $121,000. We expect that annual lease expenses will continue to be approximately the same for 2000. We will continue to have a need to purchase additional laboratory equipment. We estimate that we will need to purchase at least $50,000 of capital laboratory equipment in the coming year.

            We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

     o  the completion of the Q-Med transaction described below
     o  the success of the continuing public offering of our securities,
     o the successful commercialization of OX-Control(TM) (our nutritional supplement) the XEntrIx (TM) Oxalobacter formigenes Monitor (our diagnostic test), and IxC1-62/47 (our lead therapeutic compound),
     o  progress in our product development efforts,
     o  the magnitude and scope of development efforts,
     o  progress with preclinical studies and clinical trials,
     o  the cost of contract manufacturing and research organizations,
     o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights, o competing technological and market developments, and
     o the development of strategic alliances for the development and marketing of our products.

The Q-Med Transaction

            On April 16, 1999, we reached an agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden, which was amended on September 7, 1999. Under the amended agreement, we agreed to the following:

     o we issued an option to Q-Med to acquire shares of newly-issued common stock under the following terms:
           o  exercise is at the sole discretion of Q-Med;
           o the number of shares to be acquired shall be 2,700,000 or a number of shares such that, following the exercise of the option, Q-Med shall own at least 50% of our outstanding shares (on a fully diluted basis);
           o  Q-Med must purchase all or none of the option shares;
           o  the option expires not later than July 1, 2000;
           o the cash purchase price for the option shares is $2.00/share; and
           o the option price will be paid over a two-year period.
     o Q-Med shall purchase 37,500 shares per month (at the $2.00 per share price) through the expiration of the option or the agreement (Q-Med has purchased a total of 300,000 shares for $600,000 through November under this agreement);
     o a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for our transplantable islets; and
     o if the option is exercised, the redemption of up to $787,000 of our convertible unsecured notes which note holders elect not to convert in August 2001; and
     o  the agreement is cancelable by Q-Med on not less than 90 days' notice.

            Q-Med, a growing, profitable Swedish company, develops, manufactures, and sells natural, specialized medical implants. All of Q-Med's products are constructed using a proprietary form of non-animal, stabilized hyaluronic acid. Hyaluronic acid is a natural polysaccharide, first isolated in 1934. Its main function in the body is to lubricate moveable parts like joints and muscles and to transport substances to and within cells. The majority of Q-Med's revenues are accounted for by Restylane(R) for the filling out of lips, facial wrinkles, and facial folds.

            Through November 15, 1999, we have received $600,000 in payments from Q-Med, A.B. and issued a total of 300,000 shares of common stock in accordance with the amended agreement in principle, described below. Included in this amount is the $300,000 we received on April 20, 1999 in the form of a convertible note from Q-Med. On August 2, 1999, the note was converted into 150,000 shares of restricted Ixion common stock. Also included in the $600,000 invested by Q-Med is a $75,000 payment in each of the months of August, September, October and November for which were issued 37,500 restricted shares of common stock each month.

            We cannot assure you that Q-Med will not terminate the agreement, that it will exercise its option on or before July 1, 2000, or that it will otherwise complete the contingent elements of the transaction on satisfactory terms, or at all. In the event our plans change or our assumptions change or prove to be inaccurate or we fail to complete the Q-Med transaction, we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. The terms and prices of any equity or debt financings or corporate combination may be significantly more favorable to new investors than purchasers of the shares sold in the offering, resulting in significant dilution to current investors. We do not have any material committed sources of additional financing. We can not assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Product Research and Development Plan

            Our plan of operation for the remainder of 1999 and for 2000 consists primarily of research and development and related activities, resources permitting, including:

     o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
     o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation;
     o  differential gene expression studies on differentiated islet cells;
     o further research into encapsulation materials for transplantation of islets;
     o development of OX-Control(TM), a nutritional supplement product not requiring regulatory approval;
     o further preclinical development of a quantitative and/or Rit version of our molecular diagnostic test, the XEntrIx(TM)Oxalobacter formigenes Monitor;
     o further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
     o  continuing the prosecution and filing of patent applications;
     o  hiring additional employees.

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

            Software and Computers. Our computers all run Windows operating systems which are Year 2000 compliant according to our tests and information received from Microsoft. We have been assured by the vendors that our office applications programs are Year 2000 compliant. We have been also been assured by the vendor that our finance and accounting software, our only mission-critical software, is Year 2000 compliant.

            Equipment. Most of our laboratory equipment does not use a computer or embedded chip. Our policy is that all new equipment that we purchase must be Year 2000 compliant. Our assessment of our laboratory equipment is complete, and all essential equipment is compliant.

            Suppliers. We have contacted key suppliers regarding their Year 2000 compliance in order to determine if there might be any effect on our operations. In general, our suppliers (primarily scientific reagent and disposable equipment vendors), have developed or are in the process of developing plans to address Year 2000 issues. We will continue to monitor and evaluate the progress of our suppliers.

            In general our review of the potential consequences of Year 2000 compliance issues on us leads us to believe that those issues will prove to be immaterial to our business, operations, and financial condition. Accordingly, we do not have contingency plans and have no plans to develop any. No material expenses have been incurred to date, and none are anticipated.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

            In December, 1997, the Company commenced the public offering of up to 400,000 Units of newly-issued securities for an aggregate of $4,000,000. Each Unit consisted of one share of common stock, $0.01 par value, and .25 Charitable Benefit Warrants. Each whole Charitable Benefit Warrant entitled the holder to purchase one share of the common stock at a price of $20.00 per share. The offering was suspended in February 1999. As a result of the transaction with Q-Med, A.B, the Board of Directors of the Company approved changes in the suspended public offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, and a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share) and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the Board resulted in the additional issuance of a total of 51,630 shares to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering amount from $4,000,000 to $600,000.

            As of October 31, 1999, a total of 86,050 shares of common stock at an aggregate price of $344,200 have been sold in the public offering. From the effective date of the offering to October 31, 1999, $200 in expenses and $1,854 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through October 31, 1998, amounted to $124,631, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

            Net offering proceeds as of October 31, 1999 amounted to $219,569. The net proceeds were used entirely to fund the operations of the Company as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement.

Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits

Exhibit                 Description                                        Page

(2)           Plan of Acquisition, Reorganization, Arrangement,
              Liquidation or Succession                                    None

(3)           Articles of Incorporation                                    None

(4.11)* Amendment to Charitable Benefit Warrant Agreement dated September 30, 1999.

(10.41)* Consulting Agreement with Thomas P. Stagnaro, dated September 21, 1998

(10.42)* Amended and Restated Agreement in Principle dated September 7, 1999, with Q-Med AB

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

(19)          Report Furnished to Security Holders                         None

(22)          Published Report re: Matters Submitted to Vote of
              Security Holders                                             None

(23)          Consents of Experts and Counsel                              None

(24)          Power of Attorney                                            None

(27)*         Financial Data Schedule

(99)          Additional Exhibits                                          None

   *Filed herewith

    (b)     Reports on Form 8-K

               None

                                   Signatures

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ixion Biotechnology, Inc.

Dated: November 15, 1999       By: /s/ Weaver H. Gaines
                               ------------------------------------
                                  Weaver H. Gaines
                                  Chairman and Chief  Executive Officer


Dated: November 15, 1999       By: /s/ David C. Peck
                               -------------------------------------
                                  David C. Peck
                                  President and Chief Financial Officer
                                 (Principal Financial Officer)


Dated: November 15, 1999       By: /s/ Kimberly A. Ramsey
                               --------------------------------------
                                  Kimberly A. Ramsey
                                  Vice President and Controller
                                 (Principal Accounting Officer)



            Exhibit Index

Exhibit                 Description                                       Page

(2)          Plan of Acquisition, Reorganization, Arrangement,
             Liquidation or Succession                                     None

(3)          Articles of Incorporation                                     None

(4.11)* Amendment to Charitable Benefit Warrant Agreement dated September 30, 1999.

(10.41)* Consulting Agreement with Thomas P. Stagnaro, dated September 21, 1998

(10.42)* Amended and Restated Agreement in Principle dated September 7, 1999, with Q-Med AB

(11)         Statement re: Computation of Per Share Earnings               None

(15)         Letter re: Unaudited Interim Financial Information            None

(18)         Letter re: Change in Accounting Principles                    None

(19)         Report Furnished to Security Holders                          None
             Published Report re: Matters Submitted to Vote of

(22)         Security Holders                                              None

(23)         Consents of Experts and Counsel                               None

(24)         Power of Attorney                                             None

(27)*        Financial Data Schedule

(99)         Additional Exhibits                                           None

   *Filed herewith