Form 10KSB
period 1999-12-31
IXION BIOTECHNOLOGY INC
filed 2000-03-30
CIK 943403

Draft of 3/25/00
=======================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-KSB


         (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934 )

                        For the transition period from to




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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

         The issuer's revenue for the most recent fiscal year, ending December 31, 1999, was $102,636.00.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 2000, was approximately $3,949,880 based on the most recent sales of newly-issued common equity. There is no public market for the issuer's common stock.

         The number of shares of the issuers common stock, par value $.01 per share, outstanding as of March 23, 2000, was 3,051,164

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                         PART INTO WHICH INCORPORATED
                  --------                       -------------------------------
The Proxy Statement to be used in connection with           Part III
the annual meeting of stockholders to be held
June 9, 2000 (the "Proxy Statement"),
to be filed with the Commission prior to April
30, 2000, pursuant to Rule 14a-101, Schedule 14A of the Exchange Act.

                                     PART I

Item 1.  Description of Business.

         Ixion is a development stage, discovery research biotechnology company, with several product candidates in development. We are the holder of world-wide exclusive licenses to patents and pending patents in two key areas: diabetes and oxalate-related disorders.

         We are developing diabetes products based on our islet producing stem cell technology, including a proprietary line of in vitro (in test tube) islet stem cells for use in islet replacement therapy. This development program is aimed at optimizing the growth of functioning islets or islet progenitors in vitro from islet producing stem cells which Ixion has established in cell cultures. Islet replacement therapy is the only known potential cure for type 1 diabetes. We believe that islet replacement therapy, if it can be developed successfully, will provide better management of diabetes than conventional treatment with insulin and other metabolic regulators. Conventional treatment results in hyper- and hypo-glycemic excursions which are a major cause of diabetic complications. Ixion's technology is intended to ameliorate this condition by implanting functional islets into the body in order to materially improve control of blood glucose levels.

         In addition to developing our islet transplantation therapy, we have an ongoing discovery program to identify and characterize islet stem cells as well as novel growth factors associated with them. The goal of this program is to discover factors important in islet stem cell differentiation and to identify stem cell markers to which we hope to produce antibodies useful in stem cell isolation and research. All of our potential diabetes products are in the discovery research stage.

         Diabetes is a chronic, complex metabolic disease. Type 1 diabetes (often referred to as insulin dependent diabetes or juvenile diabetes) is characterized by an inability to produce insulin due to the destruction of the insulin-producing cells of the pancreatic islets of Langerhans. Type 1 diabetes also leads to many serious conditions ranging from death from diabetic coma or insulin shock, to end stage renal disease, blindness, amputations, nerve damage, and cardiovascular and periodontal disease. Over 16 million people in the United States have diabetes, of whom five to ten percent (or about 800,000 patients) have type 1 diabetes, the most severe form of the disease, and must take insulin. An additional one and one-half million type 2 patients in the United States also take insulin. Annual expenditures on all forms of diabetes are nearly $100 billion.

     We are also developing both Ox-Control(TM) - a nutritional supplement - and IxC1-62/47 - a prescription drug product - based on our oxalate technology. Ox-Control(TM) will promote healthy levels of oxalate in the body. The prescription drug and molecular diagnostic device products will be for the diagnosis and treatment of oxalate-related diseases. Our oxalate technology is based on genes from the non-pathogenic anaerobic intestinal bacteria, Oxalobacter formigenes. O. formigenes produces enzymes which degrade oxalate in healthy people. Inadequate colonies of O. formigenes result in reduced ability to degrade oxalate. Excess oxalate plays a role in a variety of disorders including

      o        kidney stones,
      o        hyperoxaluria,
      o        cardiomyopathy,
      o        cardiac conductance disorders,
      o        cystic fibrosis,
      o        Crohn's disease,
      o        renal failure and toxic death, and
      o        vulvodynia.

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


     Ixion is in the development stage. We have earned only limited revenues, the majority of which have been research and development payments, and we have an accumulated deficit of $4,019,388 from our inception through December 31, 1999.

Industry Description and Outlook

         In 1999, the U.S. biotechnology industry was composed of approximately 1,300 companies, public and private. The public market for biotechnology financing for small companies was very poor during 1998 and much of 1999, but recovered to some degree in the latter half of 1999. The biotechnology industry is part of the broader health care industry in the United States, which accounts for approximately 14% of the country's gross domestic product, or approximately $1 trillion.

         Diabetes. Diabetes is the world's most common metabolic disease. It is inadequately treated with currently available drugs. In 1995, there were over 16 million diabetics in the United States. There were 21 million diabetics in Europe and as many as 100 million worldwide. Type 1 diabetes patients compose from 5% to 10% of the total number of diabetics in the U.S., or approximately 800,000 patients. An additional 1.5 million type 2 diabetics also take insulin. There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are type 1 diabetics. Approximately 25 percent of the new type 2 patients (or approximately 110,000) will also take insulin.

         In 1995, diabetes accounted for over 10% of total U.S. health care expenditures, or approximately $100 billion. In 1992, the American Diabetes Association estimated that another $47 billion was spent in indirect costs, such as lost wages. Other sources have estimated that indirect costs may actually exceed the direct costs. Complications of the disease include amputations of toes and feet, blindness, ulcers, nerve damage and cardiovascular, periodontal, and kidney disease. Approximately 30% to 40% of people with type 1 diabetes will develop diabetic nephropathy leading to kidney dialysis and renal transplants. Overall, diabetes is the seventh leading cause of death in the U.S.

         Current therapies, including insulin shots or oral hypoglycemic medication modulate blood glucose, but cannot consistently maintain the blood glucose near normal levels. The Diabetes Control and Complications Trial, a nine-year NIH study, demonstrated that maintaining blood glucose at normal levels reduces by approximately 60% the risk of development and progression of diabetes complications. However, there is no therapy that supplies insulin in response to changes in blood glucose with the speed and precision of functioning islets. We believe that approximately 500,000 insulin dependent diabetics are candidates for islet transplantation and that successful transplantation of islets capable of providing constant glucose control will help control the complications of the disease. While islet transplantation is the only known potential cure for type 1 diabetes, transplant therapy is an early stage procedure and results for the adult islet transplants performed to date have been disappointing, as is common for early stage procedures. Although there can be no assurance, we believe that the success rate of transplant therapy will improve over time.

         Kidney stones. Kidney stones are a major health care problem in the United States, and a worse one in other parts of the world. Nearly one in every 1,000 residents in the United States has been hospitalized for stones, and autopsies have revealed that one in every 100 persons have observable stone formation in their kidneys. Between seven and ten of every 1,000 hospital admissions in the United States are for kidney stones; this is approximately 248,000 hospital admissions annually. There are approximately one million kidney stone incidents annually, the seventh leading cause of physician visits. Nationwide, approximately 12% of the U.S. population will develop stones in their lifetimes, but stones are particularly common in the region from Virginia to New Mexico, commonly referred to as the "stone belt." In other parts of the world, particularly the Middle-East, Asia, and India, kidney stones are an even worse problem since hot climates seem to favor stone formation.

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

        Unfortunately, kidney stones usually recur; although, for most patients, the time between episodes can be years. The majority of kidney stones are made of oxalate, which is an end product of metabolism in the body, and an important component of a typical diet. The intestinal oxalate degrading bacteria, Oxalobacter formigenes, plays an important role in oxalate homeostasis, both by regulating intestinal absorption of dietary oxalate and also its secretion into intestinal lumen from the blood. We believe that it may be clinically important to screen and treat patients with oxalate-associated diseases for the presence or absence of the bacterium. Indeed, recent research indicates an increased risk of kidney stones in patient populations with significantly decreased intestinal colonization by O. formigenes. This appears to be particularly true of patients with cystic fibrosis, who are at materially increased risk of kidney stones as a result of excess oxalate.

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

         Vulvodynia. Vulvar vestibulitis syndrome ("vulvodynia") is a complex, multifactorial disorder with painful and debilitating symptoms affecting the tissue surrounding the vagina and urethra, including intense burning, itching, and inflammation. In chronic cases it is very disruptive of a person's life. Recognition of this condition as a significant, physiological syndrome appeared in medical journals only a few years ago. There are no population studies of the incidence or prevalence of vulvodynia although the condition may affect from 150,000 to 200,000 American women. Because the cause is often unknown, treatments have been aimed at symptoms and include xylocaine, acupuncture, hypnotherapy, interferon injections, and, as a last resort in chronic cases, surgery. Recent research suggests that vulvodynia is associated with oxalate, with some investigators reporting significant improvement following control of dietary oxalate.

         Pet Food Market. There are approximately 60 million cats and 53 million dogs in the U.S. In Europe, dogs out number cats. Companion animal health care products totals approximately $2 billion globally, of which biotechnology-derived products, including the feed supplement segment, accounted for $680 million in sales.

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

Business Strategy

         We expect to develop products for both the less heavily-regulated nutritional supplement market and the heavily-regulated drug, device, and biologic markets. Our strategy is to accelerate the development of our nutritional supplement, Ox-Control,(TM) to generate near-term revenue. At the same time, we intend to continue development of our prescription drug, device, and biologic products where the product development cycle is much longer and more expensive. We will continue to seek strategic partners to participate in the development of both types of products. Other elements of our strategy include the following:

         Basic Research. Ixion has used and intends to continue to use cooperative research and development agreements with the University of Florida and other research institutions for basic discovery research. The University of Florida is the tenth largest university in the nation and is the largest research institution in the Southeast. It typically ranks in the top 10 in the United States in gross royalties received from patent licenses, and the top 20 in the United States in the number of U.S. patents obtained.

         Technology Evaluation and Development. We use our affiliation with the University of Florida Biotechnology Program and the members of our Scientific Advisory Board to seek out cutting-edge university based biotechnology. Our scientific and business team will review early stage academic inventions, identify discoveries which are commercially promising, obtain licenses from the universities, and develop the discoveries to add value.

         Our relationship with the scientists at the University of Florida and other institutions is based upon personal relationships between our management and members of our Scientific Advisory Board, on the one hand, and other members of the University of Florida and other institutions' faculties on the other. The relationship with the University of Florida is helped by our nearby location and by the business consulting provided by our management to University faculty at no cost, by arrangement with the Biotechnology Program. We have no formal agreement providing general access to rights to university research, nor to advance notice of disclosures by university researchers.

         Ixion intends to continue to develop collaborative arrangements with leading researchers at the University of Florida and at other research institutions in our core areas to diversify and strengthen our intellectual property estate and to establish our reputation and credibility in the scientific and medical communities.

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

         Contract Clinical Trial and Manufacturing Services. Initially, we have elected to retain contract vendors to support clinical studies and product development. Moreover, we will not initially construct our own manufacturing facilities. By contracting with a qualified manufacturing company, Ixion will be able to obtain immediate access to the necessary regulatory skill base at low entry costs. We thus expect to minimize the time to market, maintain control over development candidates, and reduce our financial risk when product risk is the greatest.

Product Development

         Our first target product for diabetes will be cell lines of cultured islet or stem cells for use in islet replacement therapy for diabetes. Our first target products to promote healthy levels of oxalate will be Ox-Control,(TM) our nutritional supplement product, and our pet food supplement product, followed by the XEntrIX TM Oxalobacter formigenes Monitor and the IxC1-62/47 prescription treatment for oxalate-related conditions. We also plan other products that will detect and measure the presence of oxalate in urine or blood. Certain of these products may also be suitable for use in research applications and, subject to certain limitations, would not require FDA approval prior to use in that context.

         Descriptions of Planned Diabetes Products. Ixion intends to develop products to enhance research into the disease of diabetes, as well as therapeutic approaches where our proprietary technology offers unique solutions.

         Islet transplantation to reverse diabetes or reduce insulin dependency has been limited by, among other things, immunological attack resulting in rapid rejection of transplanted tissue. In addition to the immunologic difficulties, there are significant shortages of human islets suitable for transplant or research, with only 4,000 or fewer pancreases available for transplant annually. About 3,000 patients die each year while waiting for a pancreas graft. Xenotransplants using porcine islets face additional difficulties, such as the possibility of cross-species viral infection. To date, efforts to propagate commercial quantities of human islets in vitro (in the test tube) from either fetal or adult tissue has had minimal success. We believe that a source of reproducible islet cells would significantly improve the speed and results of research into transplanted islets for diabetes.

         Ixion's islet technology permits the successful growth of in vitro pancreas-derived, pluripotent (e.g., able to differentiate) islet-producing cells from mice and humans. When mouse cells were implanted into clinically prediabetic mice, the implanted mice were successfully weaned from insulin until they were sacrificed for further studies. We have also been successful in propagating human islet cells from children and adult donors as well, but have not transplanted such islets at the date of this report.

        Our initial planned islet replacement therapy products, both of which are in the research stage, include

       o an autologous cultured islet or stem cell service for transplantation; and
       o an implantation device consisting of both generic cultured islets and an encapsulation material.

     Autologous Cultured Islet. A Trained surgeon will supply Ixion with a biopsy of pancreatic tissue taken from the diabetic patient. Using our proprietary methods, we will grow new insulin producing islets for that individual patient. The replacement islets will then be delivered to the surgeon for implantation to reduce the patient's requirement for daily insulin injections. This service avoids the insulin producing problems of immune rejection because it uses the patient's own cells, hence no immune privileged encapsulation will be required.

         Generic Cultured Islets in an immuno-privileged capsule. Using our proprietary methods, we will grow generic cell lines of insulin producing islets. These islets will then be encapsulated in an immune-privileged material to protect the islet from attack by a patient's immune system. The encapsulated islets will be sold to surgeons for implantation to reduce a diabetic patient's requirements for daily insulin injections.

         The following table summarizes the current status of our islet research and development program for diabetes products.

                  Product Development-Diabetes Islet Technology

 -------------------------- -------------------------------------  ------------
                                                                      Status (1)

 Product Type                Planned Uses


--------------------------- -------------------------------------  -------------
Autologous Cultured Islets                                             Research
      Service              Transplant of a person's own cells to
                                reduce insulin dependency
--------------------------- -------------------------------------  ------------
Generic Cultured Islets                                                Research
Immno-privileged           Implantation device consisting of
 Capsule                       islets and an encapsulation
                             material for transplantation to
                                reduce insulin dependency
-------------------------- -------------------------------------- --------------
Islet Growth Factors                                                    Research
                                Correct disease deficiencies
                            Promote greater efficiency in culturing
                                 cells for transplantation
                             Elucidation of diabetes disease process
                                   Monitor disease stages
------------------------ ----------------------------------------- -------------
Surface Antibodies                                                      Research
                         Analysis of health or disease of biopsy
                          specimens Identification of cells
                              Enrichment of specific cell types
                            Isolation and identification of cells
                            by stage of differentiation
-------------------------  ---------------------------------------- ------------

        (1) "Concept" includes feasibility, theoretical market, and product design studies based on laboratory or other data. "Research" includes discovery research, development of the product's physical form and essential characteristics, and its initial production. "Preclinical" denotes efficacy, pharmacology, safety, or toxicology studies in animal models.

Descriptions of Planned Oxalate Products. We have four distinct products in development based on our oxalate technology.

       o Ox-Control(TM)- a nutritional supplement made from O. formigenes, designed to promote healthy levels of oxalate. This product will be sold directly to consumers.
       o A pet food supplement or additive to control oxalate in companion animals.
       o The XEntrIx(TM) Oxalobacter Formigenes Monitor - a molecular diagnostic test for the rapid and sensitive detection of human O. formigenes.
       o IxC1-62/47 - an oral dosage form consisting of recombinant(genetically engineered) oxalate-degrading enzymes normally found in O. formigenes.
         This will be a prescription product.

         A nutritional supplement is one of a broad group of products including vitamins, minerals, and some enzymes. They may or may not be used under a doctor's supervision, but they are purchased directly by the consumer from retail outlets or by mail order. A probiotic would deliver whole live O. formigenes to the colon where they would break down oxalate.

         Our oxalate technology is based on cloned, sequenced, and expressed genes encoding the oxalate degrading enzymes from the intestine dwelling bacteria, Oxalobacter formigenes as well as the enzymes themselves. O. formigenes is a gram negative anaerobe present in humans and other animals. In the GI tract of a healthy human or mammal, O. formigenes breaks down oxalate that is in food, thus preventing its absorption into the blood stream.

     Ox-Control,(TM) an Oxalate-Reducing Nutritional Supplement. Our initial product is Ox-Control,(TM) an oral formulation of whole cells or enzymes derived from O. formigenes, in an enteric coating for use in promoting healthy levels of oxalate in the body. This product has been formulated to be taken in pill form with meals to assist in the breakdown of dietary oxalate. Development is now concentrated on optimization and scale-up of the manufacturing process to reduce the cost of production. We expect this product will not require FDA approval prior to marketing.

         Companion Animal Food Supplement. An additional oxalate-based product is an animal food formulated to maintain healthy levels of oxalate in companion animals, particularly dogs and cats.

         The XEntrIX TM Oxalobacter formigenes Monitor. We have used the O. formigenes genes to construct a DNA-based diagnostic test (the XEntrIX TM Oxalobacter formigenes Monitor) for the rapid sensitive detection of O. formigenes in easily-collectable stool samples. Except for our XEntrIX TM Oxalobacter formigenes Monitor, there is no method of rapidly and easily detecting the presence or absence of O. formigenes in the body. The current tests for O. formigenes are laborious, time consuming, and unreliable.

   The XEntrIX TM Oxalobacter formigenes Monitor has been used in studies by Ixion lab personnel on over 300 human samples from varied populations in the Ukraine, Germany, the United States, and India. The results of those studies include the following:

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

          Recurrent Stone Formers. In another ongoing study on O. formigenes colonization in adult calcium oxalate stone formers, preliminary data have revealed that the majority of recurrent stone formers (five or more stone episodes) are non-colonized with this bacteria. Studies in the literature suggesting a decrease in the colony forming units of O. formigenes in patients with oxalate calculi, rather than complete non-colonization, has led to the development by Ixion of a Quantitative-PCR Oxalobacter formigenes Monitor. The Quantitative-PCR Oxalobacter formigenes Monitor is now being used in additional preclinical work to detect and quantitate O. formigenes in oxalate stone formers to identify if the number of colony forming units as a potential relevant risk factor.


     In June of 1998,  we  agreed  with the  University  of  Florida  Diagnostic
Referral Laboratories for them to offer a service to physicians using the reagents of our XEntrIX TM Oxalobacter formigenes Monitor under the provisions of the FDA's analyte specific reagent regulation. The Diagnostic Referral Laboratories are responsible for marketing the new service, which costs $295 per sample. No reimbursement is yet available for patients requesting this test. Sales to date have been immaterial, in part because of the lack of available products for addressing the condition once it is diagnosed. We are focusing ongoing development of the XEntrIX TM Oxalobacter formigenes Monitor on development of a kit version suitable for automation.

         We intend to file an application under Section 510(k) of the FDA Act for clearance to market the XEntrIX TM Oxalobacter formigenes Monitor. There is no assurance that the XEntrIX TM Oxalobacter formigenes Monitor will qualify for the 510(k) procedure, in which case we will have to file an application for premarket approval with the FDA. In either case, the approval process may be lengthy, but is likely to be longer if a premarket approval application is required.

         IxC1-62/47 Enzyme Therapy for Oxalate-Related Disease. In addition to the XEntrIX TM Oxalobacter formigenes Monitor, Ixion is developing IxC1-62/47, an orally administered therapeutic product consisting of the recombinant form of two enzymes normally found in O. formigenes: oxalyl-CoA decarboxylase ("OXC") and formerly-CoA transferase ("FRC"). The enzymatic therapy is based upon the re-establishment or enhancement of oxalate degrading mechanisms in the body. IxC1-62/47 is targeted at oxalate-related disorders including kidney stones, enteric hyperoxaluria, oxalosis, cardiomyopathy, cardio conductance disorders, cystic fibrosis, Crohn's disease, and possibly vulvodynia. Very few satisfactory treatments currently exist for these disorders.

         Both the OXC- and FRC-producing genes have been successfully cloned into E. coli and expressed in active form as verified using activity assays developed by Ixion's scientists. Physicochemical analyses such as SDS-
PAGE, IEF, and N-terminal sequence analysis have been completed. Ixion has grown the recombinant E. coli to 80 liter scale and has developed the process of purifyingthe OXC and FRC enzymes for use in a variety of preclinical studies including(1) additional physicochemical characterization, (2) formulation and drug delivery, and (3) further animal studies. We are also purifying the native form of the OXC and FRC enzymes from O. formigenes, to provide comparative data to the recombinant versions. We have not determined whether the recombinant or native enzymes will be used therapeutically. The current intention is to file an investigative new drug application for the IxC1-62/47 enzymatic therapy for oxalate-related disorders when resources permit.


     Over 65% of kidney stones are calcium-oxalate stones, and excess oxalate is implicated in other diseases as set forth above. Oxalate is present in many common foods, including tea, broccoli, and spinach. O. formigenes is involved in degradation of dietary oxalate and its secretion from plasma into the gut. We believe that a robust colony of O. formigenes prevents recurrent calcium-oxalate kidney stone formation in persons susceptible to excess oxalate absorption and may ameliorate other disease states. We believe that we are the only company world-wide which is examining the role of O. formigenes in human and animal disease states.

     Oxalate-Degrading Catheter: Ixion is developing a urinary catheter designed to prevent oxalate crystal deposition while the cather is in use. Oxalate crystals can be deposited on a catheter as a result of oxalate in the urine. The deposited oxalate crystals provide an environment for bacterial growth, leading to a urinary tract infection.


         The following table summarizes the current status of our oxalate product research and development program.

           Product Development-Oxalate Technology
------------------------- ----------------------------------------  ------------
Product Type                         Planned Uses                    Status (1)
------------------------- ----------------------------------------  ------------
Ox-Control(TM Nutritional                                            Development
Supplement                  Promotion of healthy levels of oxalate
                                   in the body
------------------------- -----------------------------------------  -----------
Companion Animal Food                                                Development
Supplement                   Promotion of healthy levels of oxalate
                                    in companion animals
------------------------- ----------------------------------------  ------------
XEntrIX TM Oxalobacter                                               Preclinical
formigenes Monitor           Detection of O. formigenes in stool
                                 for oxalate-related and
                               other oxalate-related disorders
------------------------- ---------------------------------------   ------------
 IxC1-62/4 Enzyme                                                    Preclinical
 Therapy                    Treatment of oxalate-related
                                     disorders:
                                   Kidney Stones
                                   Crohn's Disease
                                   Cystic Fibrosis
                                   Hyperoxaluria
                                   Vulvodynia
                            Other oxalate-related diseases
------------------------- ------------------------------------------  ----------
Oxalate Degrading                                                       Research
Catheter                    Prevention of urinary tract infection
------------------------- ------------------------------------------  ----------
Dialysis Cartridge                                                       Concept
                           Rapid removal of excess oxalate in blood
------------------------- ------------------------------------------  ----------

         (1) "Concept" includes feasibility, theoretical market, and product design studies based on laboratory or other data. "Research" includes discovery research, development of the product's physical form and specifications, and its initial production. "Preclinical" denotes efficacy, pharmacology, safety, or toxicology studies in animal models. "Clinical" denotes testing for safety and efficacy. "Development" indicates product development of products not requiring regulatory approval.

Licensed Technology

         We have exclusively licensed from the University of Florida Research Foundation, on a world-wide basis, commercial rights in two areas: in vitro grown islet producing stem cells for curing diabetes, and materials and methods for detection of oxalate and Oxalobacter formigenes.

         Under the UF Research Foundation licenses, we have been issued three US oxalate patents and two US islet patents. We have received notice of allowance of claims in one US oxalate patent. Still pending under these licenses are three US oxalate patent applications and one US islet patent application. We have also filed internationally on each of these patent families. One oxalate patent and one islet patent has been issued in Australia; other countries are pending.

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

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions, and individuals have filed patent applications or received patents to technologies that are similar to our licensed technologies. We are aware of patent applications previously filed by and patents already issued to others that could conflict with our patents or patent applications, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we can not assure you that we are aware of all patents or patent applications that may materially affect our ability to make, use, or sell any products. United States patent applications are confidential while pending in the United States Patent and Trademark Office, and patent applications filed in foreign countries are often first published months after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents or patent applications licensed to us and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We can not assure you that we will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from the development or commercialization of our product candidates, which would have a material adverse effect on us.

         Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents to which we have rights or to determine the scope, validity, and enforceability of other parties' proprietary rights, which may affect our product candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. Our licensors may also have to participate in interference proceedings declared by the Patent Office to determine the priority of an invention, which could result in substantial cost to us. There can be no assurance that our licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the technology licensed by us from the UF Research Foundation, they are primarily responsible for any litigation, interference, opposition, or other action pertaining to patents or patent applications related to the licensed technology, and we are required to reimburse them for the costs. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless they do not elect to institute or elect to abandon such proceedings. In cases where they elect to institute and prosecute patent proceedings, our rights will be dependent in part upon the manner in which they conduct the proceedings. The UF Research Foundation could elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to us. An adverse outcome in any patent litigation or interference proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology, any of which could have a material adverse effect on us.

         We can not assure you that any existing patent application, or any future patent application will issue or that any patents, if issued, will provide us with adequate patent protection with respect to the covered products, their uses, technology, or processes. In addition, under our licenses, we are required to meet specified diligence requirements to retain our rights.

         In January 1997, we entered into a patent license agreement obtaining exclusive rights to the issued patent of Dr. Randy S. Fischer and Dr. Roy A. Jensen, faculty members at the University of Florida, for identifying a difference which exists between the metabolic pathway of a microbial or plant target organism and a non-target host species and then preparing a control agent which perturbs the metabolic pathway of the target without significantly perturbing the metabolic pathway of the host. This patent may be useful in the development of microbicides for drug resistant pathogens such as staphyloccus, enterococcus, and neisseria. Under the Fischer/Jensen license agreement, we paid a license issue fee of 1,000 shares of our common stock and are obligated to pay royalties of 2% on net sales by Ixion or our sublicensees. There are no minimum annual royalties or due diligence milestones. The Fischer/Jensen license is for the remainder of the legal life of the patent (expiring in 2010).

         In June 1997, we entered into a patent license agreement with the Milton J. Allison Revocable Trust, obtaining exclusive, world-wide rights to the inventions of Dr. Milton Allison, a member of our Scientific Advisory Board, relating to the administration of cells of O. formigenes or natural enzymes from
O. formigenes (or other microorganisms) to treat oxalate-related conditions. Except for royalty rates and patent issue fees, the terms of this license agreement are substantially similar to the terms of the Fischer-Jensen patent license discussed above.

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

Patents and Trade Secrets

         Dr. Peck, as an employee of the University of Florida, is bound by the terms of the University's patent policy, which requires that any invention conceived of or developed by him in the area in which he is employed belongs to the University (subject to the rights of the federal government described above, and to Ixion's rights under the consulting agreement it has with him).

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

         Certain of our research has been funded in part by research grants from the NIH and other government agencies. In connection with any such funding, the U.S. Government will have the rights described above.

     In order to produce or use the XEntrIX TM Oxalobacter formigenes Monitor in its current formulation, it will be necessary to license certain rights from Roche Diagnostics, Inc., the holder of patents on the nucleic acid amplification process known as the polymerase chain reaction ("PCR") process. If Ixion finds it necessary to use PCR to produce commercial products, it will enter into such a license with Roche, which makes non-exclusive licenses generally available. Ixion does not anticipate that the terms of such license will have a materially adverse effect on us.

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

         We expect our products to address a broad range of markets. Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. In addition, the first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which Ixion or our future corporate partners can develop products, complete the preclinical and clinical trials and approval processes, and supply commercial quantities of the products to the market are expected to be important competitive factors. Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, contract for and manage third-party service providers, obtain and maintain patent protection, and secure adequate capital resources.

Government Regulation

         In the United States, the FDA regulates distribution, manufacture, labeling, and promotion of nutritional supplements, drugs, medical devices, and biologics. In addition, manufacturers of these products are subject to other federal, state, and local environmental and safety laws and regulations. Governments in other countries may impose additional requirements.

     Dietary Supplements. We believe that, in the United States, Ox-Control(TM) will be regulated by the FDA as a dietary supplement. The FDA regulates many aspects of the safety, labeling, and promotion of dietary supplements, but most dietary supplements do not require FDA pre-approval before they can be commercially marketed. The category of dietary supplements is defined by statute, and generally includes products that, inter alia, contain a dietary ingredient, are intended for ingestion, and are labeled as dietary supplements. If a dietary supplement ingredient has not previously been used in food, the manufacturer or distributor must provide evidence of safety to FDA at least 75 days before the product is commercially distributed. In addition, there are significant restrictions on the kinds of claims that may be made for dietary supplements. For example, if a dietary supplement is claimed to treat or prevent a disease, FDA will consider the product a drug and generally require FDA approval prior to commercial marketing. also, if a dietary supplement is claimed to affect the structure or function of the body, the claim must be accompanied by a disclosure that the claim has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure, or prevent any disease. Failure to comply with applicable requirements can, among other consequences, result in compliance letters, seizures, injunctions, and criminal prosecution. To date, FDA's enforcement efforts have been directed primarily toward preventing marketers of dietary supplements from making drug claims without appropriate approvals.

     Because O. formigenes enzymes, and O. formigenes itself, have not previously been used in food, we expect to file a safety notice with the FDA. Any FDA concerns about safety could slow or preclude the commercial launch of the product. Also, because the dietary supplement law is relatively new and numerous questions about its requirements remain, we cannot be sure that the FDA will not object to marketing the nutritional product as a dietary supplement or to the claims made for it.

         In addition to FDA regulation, our competitors, the Federal Trade Commission, or other governmental and private agencies may challenge our product or product claims, or the adequacy of the data that we use to substantiate our claims. Failure to adequately defend or modify a challenged claim could result in a court's or agency's issuing an order requiring us to stop making the claim.

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

         Drugs and Biologics. Some of our planned products, such as islet replacement therapy for diabetes, will be regulated as drugs and biologics. The Food, Drug, and Cosmetic Act and the Public Health Service Act provide that drugs and biologics may not be commercially distributed within the United States unless they have been approved by the FDA. The process required by the FDA before drugs and biologics may be marketed in the United States generally involves five steps:

         o preclinical laboratory and animal testing,
         o submission to the FDA of an investigational new drug application which must be effective prior to the initiation of human clinical studies,
         o adequate and well-controlled clinical trials to establish safety and efficacy for its intended use,
         o submission to the FDA of an new drug application or biologics license application, and
         o review and approval of the new drug application or biologics license application by the FDA.

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

     Medical Devices. Many of our planned products (such as the in vitro diagnostic products including the XEntrIX TM Oxalobacter formigenes Monitor), will be regulated as medical devices. The FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA.

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

     Ixion's Products. We have agreed, as discussed above, with the University of Florida Diagnostic Referral Laboratories for them to offer a service to urologists and other physicians based on the reagents of our XEntrIX TM Oxalobacter formigenes Monitor. We believe this agreement is permitted under the provisions of the FDA's analyte specific reagent regulation; however, we can not assure you that our reliance on that regulation will be accepted by the FDA.

     The XEntrIX TM Oxalobacter formigenes Monitor, when manufactured by or for us, will be distributed initially for research use and will not require FDA review prior to distribution for those uses. To market this product for diagnostic use, we intend to request authorization under the 510(k) procedure for the XEntrIX TM Oxalobacter formigenes Monitor. Premarket approval applications may, however, be required.

         We believe that our islet products and IxC1-62/47, the enzyme therapy for treatment of oxalate-related disorders, will require either a new drug application or a biologic license application before they may be commercially distributed. There can be no assurance that the FDA will accept our views on the regulatory status of our products, or that the FDA will authorize marketing or clinical investigation of any product, or that it will do so in a timely manner. Additional studies or other information may be requested during the FDA review period that may delay marketing authorization. The law or government regulations may change in ways that could prevent or delay marketing authorization for our products. Delays in receipt of, failure to receive, or loss of previously received approvals could have a material adverse effect on our business, financial condition, and results of operations.

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

        Non-U.S. Marketing. For marketing outside the United States, we are also subject to foreign regulatory requirements. Requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements for foreign countries may differ significantly from those of the FDA. In some cases, products may not be exported until FDA approval is obtained. We intends to rely on our strategic partners both in the United States and abroad for assistance with these matters.

        University Conflicts of Interest. Because Dr. Peck, our Chief Scientist, Dr. Allison, Dr. Hatch, Dr. Khan, Dr. Schatz, and Dr. Schuster, and members of our Scientific Advisory Board, are employees of public universities, they, and consequently we, are subject to statutes and guidelines relating to conflicts of interest. In order for Ixion to conduct business with the university employers of these members of our Scientific Advisory Board (including licensing University of Florida technology or entering into research support agreements or subcontracts), we must obtain and maintain an exemption for Dr. Peck from the application of the Florida conflict of interest statutes, and obtain approvals for outside activities for the others.

         Exemptions for Dr. Peck are issued pursuant to a monitoring plan which requires us, among other things, to promptly disclose every material transaction between us and any employee of the University. Dr. Peck obtained his initial exemption from the Florida conflict of interest statutes on January 5, 1995, relating to the academic year ended June 30, 1995. Exemptions must be renewed annually by Dr. Peck at the beginning of each academic year (or upon material alterations in the terms of the relations between us and him). The approval process can take 12 or more months. While we have no reason to believe that Dr. Peck's requests for renewal will not be approved, there is no assurance that the exemptions will be renewed, or, if renewed, that it will be renewed on reasonable terms. Furthermore, it is not clear what the effect of a non-renewal will be should the University decline to renew the exemptions on a timely basis or at all.

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

         Target Markets. The markets for our various product candidates are quite distinct.

         o The Ox-Control (TM) nutritional supplement will be sold directly to end users through dispensing physicians, vitamin and health food stores, and by mail order or internet direct retail sales.

        o Food formulations for companion animals may be sold as premium pet foods by veterinarians or specialty pet food shops, or in grocery stores or other mass market outlets.

        o Prescription drug and device products will be targeted toward prescribing physicians.

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

         Marketing Strategy. The strategy for marketing our islet replacement therapy will depend on collaborations with third parties with greater marketing resources than we.

         The marketing strategy for the XEntrIX TM Oxalobacter formigenes Monitor depends upon educating urologists and nephrologists of its clinical usefulness. Over 65% of all kidney stones are composed predominantly of calcium oxalate. Oxalate plays a crucial role in the formation of renal stones and in this respect hyperoxaluria constitutes a special problem in management of kidney stones. The XEntrIX TM Oxalobacter formigenes Monitor would be used to screen and manage known stone formers in order to assist the urologist in stratifying and treating kidney stone patients. The use of the XEntrIX TM Oxalobacter formigenes Monitor will allow the urologist to make a determination of which of his or her hyperoxaluric patients have an exogenous hyperoxaluria caused by hyperabsorption from the diet, resulting from diminished or decimated populations of O. formigenes. The clinical relevance of the resulting data is the urologist's capability to identify a specific cause of urolithiasis and to treat it effectively. XEntrIX TM Oxalobacter formigenes Monitor data will be more meaningful than 24 hour urinary oxalate data alone in that it accurately identifies and quantifies the high-risk population of kidney stone formers and stratifies them with respect to cause.

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

Scientific Advisory Board

         None of the members of the Scientific Advisory Board is an employee. Scientific advisors spend only a small portion of their time on our affairs and have commitments to other institutions that may conflict or compete with their obligations to us. Scientific advisors collaborate with us on research grant applications, review and evaluate our research programs, advise us about technical matters, consult on product planning and feasibility studies, assist in establishing research priorities, provide guidance on clinical evaluation programs, alert us to potential collaborators, advise us on new developments, and recommend personnel.

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

       Sheldon M. Schuster, Ph.D. Dr. Schuster is Biotechnology Program Director for the University of Florida's biotechnology program. He is a member of the American Association for the Advancement of Science and the American Society of Biological Chemistry and Molecular Biology. He was a co-founder of BioNebraska, Inc., and is a co-founder and chairman of the scientific advisory board of AquaGene, Inc. He received his B.S. in biochemistry from the University of California, Davis and his Ph.D. in biochemistry and pharmacology from the University of Arizona.

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

Special Note Regarding Forward-Looking Statements

     This annual report on Form 10-KSB of Ixion Biotechnology, Inc. for the year ended December 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Item 1, Industry Description and Outlook, Business Strategy, Product Development, Manufacturing and Marketing;
Item 2, Description of Property, Item 5, Market for Common Equity and Related Stockholder Matters, and Item 6, Management's Discussion and Analysis or Plan of operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Statements in this report regarding the dates on which we anticipate commencing clinical trials or filing for regulatory approval, constitute forward-looking statements under the federal securities laws. Such statements are subject to risks and uncertainties that could cause the actual timing of such clinical trials or filings to differ materially from those we project. With respect to such dates, we have made assumptions regarding, among other things,

       * the successful and timely completion of preclinical tests,
       * the approval of investigational new drug applications for each of our drug candidates by the FDA,
       * the availability of a simplified application way to seek market clearance from the FDA for our molecular diagnostic test,
       * the availability of adequate clinical supplies,
       * the absence of delays in patient enrollment, and
       * the availability of the capital resources necessary to complete the preclinical tests and conduct the clinical trials.

     Our ability to commence clinical trials or file for regulatory approval on the dates anticipated is subject to risks. You should not rely on the dates on which we anticipate filing regulatory approval or commencing clinical trials.

     Statements regarding our research and development plans also constitute forward-looking statements. Actual research and development activities may vary significantly from the current plans depending on numerous factors including

        *  changes in the costs of such activities from current estimates,
        *  the results of the programs,
        *  the results of clinical studies referred to above,
        *  the timing of regulatory submissions, technological advances,
        *  determinations as to commercial potential, and
        *  the status of competitive products.

     All of the above estimates are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

     The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; labor difficulties; competition for customers in the biotechnology and pharmaceutical industries; the costs of research and development of chemical compounds and products; and changes in and compliance with governmental regulations.

Item 2.  Description of Property.

         In October 1998, we leased approximately 3,600 rentable square feet of equipped laboratory space and approximately 1,413 rentable square feet of office space at 13709 Progress Blvd., Alachua, Florida. Our lease has a three-year term, expiring in September 2001, with two one-year renewal options. We are developing a small scale facility in our lab suite to produce preclinical quantities of our XEntrIX TM Oxalobacter formigenes Monitor as well as IxC1-62/47. Commercial scale production will be subcontracted to contract manufacturers. Annual expenses for 1999, including repayment of funds provided by the lessor for tenant improvements and an emergency generator, were approximately $104,000. We expect that annual lease expenses will continue to be approximately the same for 2000.

         For a fee of $1,000 for 2000, we have a graduate membership agreement with the Biotechnology Development Institute under which we have access to specialized facilities such as animal rooms, small-scale fermentation capabilities, and glass washing and autoclaving facilities. As a graduate member, we may also use the specialized equipment located in the centralized instrument lab in the Biotechnology Development Institute at no extra cost, and we may use the services of the University's Core Laboratories including the Recombinant Protein Expression Core, the Flow Cytometry Core, the Protein Chemistry Core, and the Electron Microscopy Core at a special graduate membership rate.

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

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Set forth below is information as to securities sold by Ixion within the past three years which were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities are deemed to be restricted securities for the purposes of the Act. All certificates representing our issued and outstanding restricted securities have been properly legended and we have issued "stop transfer" instructions to our transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Act.

         Restricted shares of common stock have been issued to members of the board of directors, members of the Scientific Advisory Board, and employees and consultants under our Board Retainer Plan as follows:

         On February 11, 1997, 10,000 shares to our Director of Research, Oxalate Division, for services valued at $100,000 (a portion of which is unearned compensation) or $10.00 per share.

         On June 27, 1997, 7,000 shares (1,000 shares to each of two directors and 1,000 shares to each of five members of the Scientific Advisory Board, for services) valued at $70,000 (a portion of which is unearned compensation) or $10.00 per share.

         On July 1, 1997, 3,000 shares to our Associate Director of Research, Diabetes Division, for services (a portion of which is unearned compensation) valued at $30,000 or $10.00 per share.

         On July 1, 1998, 23,450 shares (1,000 shares to each of two directors, 5,000 shares to a newly-elected director, 1,000 shares to each of five members of the Scientific Advisory Board, 5,000 shares to a newly-appointed member of the Scientific Advisory Board, and 6,450 shares to employees for services, in aggregate, valued at $234,500 (a portion of which is unearned compensation) or $10.00 per share.

         On July 12, 1999, 22,400 shares (1,000 shares to each of three directors, 5,000 shares to each of two newly-elected directors, 1,000 shares to each of six members of the Scientific Advisory Board, and 3,400 shares to employees for services, in aggregate, valued at $89,600 (a portion of which is unearned compensation) or $4.00 per share.

          On January 10, 2000 and again on March 3, 2000, an aggregate of
          670 shares to our Associate Director of Research, Diabetes Division, for services, in the aggregate, valued at $2,680 (a portion of which is unearned compensation) or $4.00 per share.

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and the exemption provided by Rule 701 promulgated under the Act.

         On February 11, 1997, we issued 1,000 shares of common stock to two inventors in exchange for an exclusive license of a patent entitled "Method for the Selective Control of Weeds, Pests and Microbes," valued at $10,000 or $10.00 per share. The Company issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         Warrants have been issued to Brandywine Consultants, Inc., pursuant to the Consulting Agreement between us and Brandywine Consultants, Inc., dated December 12, 1996, for certain milestones as follows:

         On June 23, 1997, 3,000 warrants at an exercise price of $5.00 per share of common stock, expiring June 2002.

         On October 24, 1997, 3,000 warrants at an exercise price of $5.00 per share of common stock, expiring October 2002.

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement.

         On April 16, 1999, we entered into an agreement in principle with Q-Med, AB, a biotechnology company with headquarters and operations in Uppsala, Sweden. This agreement was amended on September 9, 1999. Pursuant to the agreement in principle as amended, we issued a promissory note in the amount of $300,000, convertible into shares of common stock at a price of $2.00 per share. The promissory note was converted into 150,000 shares of restricted common stock on July 7, 1999. Also, pursuant to the agreement in principle as amended, we have issued additional shares of restricted common stock as follows:

                  September 7, 1999 37,500 shares at $2.00 per share September 10, 1999 37,500 shares at $2.00 per share October 18, 1999 37,500 shares at $2.00 per share November 18, 1999 37,500 shares at $2.00 per share December 10, 1999 37,500 shares at $2.00 per share January 12, 2000 37,500 shares at $2.00 per share February 10, 2000 37,500 shares at $2.00 per share March 14, 2000 37,500 shares at $2.00 per share

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a single sophisticated corporate investor which did not involve a public offering, general solicitation, or general advertisement and in reliance on the exemption provided by the provisions of Regulation S.

         In December, 1997, we commenced the public offering of 400,000 units, for an aggregate of $4,000,000. Each unit consisted of one share of common stock and 0.25 charitable benefit warrant. Each whole charitable benefit warrant entitled someone to purchase one share of common stock at a price of $20.00 per share. On December 10, 1998,we extended the offering through December 10, 1999, and thereafter through March 31, 2000.

         In early 1999, we temporarily suspended the offering, converted the securities offered from units to shares, retroactively reduced the offering price from $10.00 per unit to $4.00 per share, and withdrew 250,000 shares and all unsold charitable benefit warrants from registration. We also adjusted the exercise price for outstanding charitable benefit warrants from $20 per share to $8 per share and increased the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. As a result, a total of 51,630 shares were issued to purchasers in the public offering for no additional consideration. There is no minimum number of shares to be sold in the Offering, and all funds received have gone immediately to the Company.

     The offering is not scheduled to terminate until the earliest of: the sale of all shares, March 31, 2000. The securities are being sold directly by the Company (except when sales are to Florida residents, in which case sales must be made through Unified Management Corporation, a Florida-registered broker dealer).

         As of March 23, 2000, we had sold a total of 118,400 shares and 21, 513 charitable benefits warrants at an aggregate price of $473,600, of which shares and warrants for an aggregate of $344,200 were sold through December 31, 1999. From the effective date of the offering to December 31, 1999, we have paid $200 in expenses and $1,854 in commissions to Unified Management Company as broker, and there have been no finders' fees. Other offering related expenses through December 31, 1999, amounted to $124,680 all of which have been offset against proceeds. No payments were made to our directors or officers, or to their associates in connection with the offering.

         Net offering proceeds as of December 31, 1999 amounted to $219,250. The net proceeds were used entirely to fund our operations during 1998 and 1999 as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement.

         There is no public trading market for our securities.

         As of March 23, 2000, there were approximately 130 shareholders of record of our common stock.

         We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock for the foreseeable future.

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

         Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. In June 1998, we reached an agreement with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor. We have received no revenue to date under this agreement. We do not expect any of our drug or device product candidates (which require regulatory approval) to be commercially available for at least several years, but our nutritional supplement product is scheduled for 2000. From inception through December 31, 1999, we incurred cumulative losses of $4,019,388. These losses were due primarily to expenditures on general and administrative activities, research and development, patent preparation and prosecution, and interest charges.

         We expect to continue to incur substantial research and development costs resulting from

         o ongoing research and development programs,
         o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

         We also expect that operating, general and administrative costs, including

         o amortization of patents,
         o costs of additional administrative personnel.
         o legal and regulatory costs necessary to support preclinical development and clinical trials, and
         o costs associated with the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

         Our operating expenses will depend on several factors, including the level of research and development expenses and our success in raising capital. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, we believe that period-to-period comparisons in the future are not necessarily meaningful.

Results of Operations

Years Ended December 31, 1999 and 1998

         Total revenues increased by 2,657% from $3,722 for the year ended December 31 1998 to $102,636 for the year ended December 31, 1999 mainly as a result of the following:

       o Two new NIH research contracts; one awarded under the Small Business Technology Transfer Research (STTR) Program, and a second, awarded under the Request for Assistance (RFA) program.
       o  Two research support agreements, with corporate collaborators.
       o An increase in interest income generated from the investment of increased cash flows.

       We expect revenue to continue to increase in 2000 because of

       o Two NIH grants awarded in 1999 which will provide approximately $85,000 of income in 2000,
       o The extension of another NIH grant for an additional $100,000 beginning on September 1, 2000,
       o Another NIH grant awarded on March 30, 2000 for $100,000
       o Further activity under the research support agreements

       o Increased interest income from investments of excess cash generated from increased cash flows.

         Operating, general, and administrative expenses increased 21% from $370,397 for the year ended December 31, 1998 to $447,400 for the year ended December 31, 1999. These increased expenses reflect:

       o increased personnel and related payroll taxes
       o increased supplies and computer-related expenses
       o increased utilities usage
       o increase in travel related to capital raising
       o support of related research
       o 1998 bonus declared in 1999.

         We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative and marketing personnel.

        Research and development expenditures consist primarily of:

         o payroll-related expenses of  research and development personnel
         o laboratory and animal supplies
         o laboratory rent and associated utilities
         o depreciation on laboratory equipment
         o development activities
         o payments for sponsored research
         o scientific advisors
         o regulatory consultants fees
         o amortization of capitalized patent costs.

           Research and development expenses increased 47% from $424,606 for the year ended December 31, 1998 to $625,329 for the year ended December 31, 1999. These increased expenses reflect

         o increased laboratory personnel
         o increased laboratory rent and associated utilities
         o R&D-related travel expenses
         o interest charges on the purchase of lab equipment and on deferred fees and salaries
         o increased consultant's fees
         o 1998 bonus declared in 1999
         o increased laboratory-related supplies and expenses

offset somewhat by a reduction in scientific advisor's fees, regulatory and preclinical expenses. Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above.

      Interest expense is comprised only of non-R&D-related interest.R&D-related interest is accounted for as an expense under research and development. Interest expense increased 27% from $122,958 for the year ended for the year ended December 31, 1998 to $155,697 for the year ended December 31, 1999 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred administrative fees and salaries, including deferred interest, payable to related parties.

Liquidity and Capital Resources

         In December, 1997, we commenced the public offering of 400,000 units of newly issued securities, for an aggregate of $4,000,000. Each unit consisted of one share of common stock, $0.01 par value, and 0.25 of charitable benefit warrants. Each whole charitable benefit warrant entitled the holder to purchase one share of common stock at a price of $20.00 per share. Ixion is directly making the offering (except in Florida where sales must be made through a broker) in selected states, primarily over the Internet. There is no minimum number of shares to be sold in the offering, and all funds received have gone and will go immediately to us. On December 10, 1998, we extended the offering through December 10, 1999 and thereafter through March 31, 2000.

         In early 1999, the offering was temporarily suspended, and the board of directors approved changes in the offering including a withdrawal from registration of all unsold charitable benefit warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, a concomitant adjustment in the exercise price for outstanding charitable benefit warrants (from $20/share to $8/share) and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the board resulted in the additional issuance of 51,630 shares to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering amount from $4,000,000 to $600,000. As a result, in September, 1999,a total of 51,630 additional shares were issued to purchasers in the public offering for no additional consideration and are included in the shares outstanding on December 31, 1999. Through March 23, 2000 a total of $473,600 had been raised in the offering for 118,400 shares. The offering will terminate on March 31, 2000.

     In February, 1999, we received notice that the NIH had awarded us a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology. The effective date of the grant was June 15, 1999. We began drawing on these funds in July. We subcontracted a large portion of the grant to the University of California, Irvine, but there is $10,000 still remaining available during the first six months of 2000 to support oxalate research at Ixion. In September we also received notice of the award of a $200,000 grant (covering a 23-month period) from the NIH to support our diabetes research. These funds became available starting September 30, 1999. We have subcontracted $25,000 under this grant, but have approximately $175,000 available to support diabetes research through August 31, 2001. In February, 2000 we received notice that we had been awarded another $100,000 NIH Phase I grant under the SBIR program for research in our oxalate technology. We will subcontract approximately $30,000 to Wake Forest University, but the remaining $70,000 will be available to support oxalate research at Ixion through February 28, 2001. In March 2000 we received notice of an additional NIH SBIR award for oxalate research. We will subcontract $45,000 to the University of Florida, leaving approximately $55,000 to support Ixion oxalate research through September 2000. We have other grant applications pending.

     During 1998 and the first quarter of 1999, our development activities were funded primarily by the proceeds from the offering and bridge loans from the Chairman and Chief Executive Officer and the President. Operations during the last three quarters of 1999 were funded primarily from $675,000 advanced by Q-Med in connection with the Q-Med transaction described below. The bridge loans total $415,000 at December 31, 1999, not including accrued but unpaid interest, and are due on demand. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have continued to fund operating requirements voluntarily, in the past, to meet working capital needs. Although additional bridge loans may be necessary in 2000 because of the Q-Med transaction, and awarded and pending NIH grants, we can not assure you that, should such loans be necessary in the future, the officers will continue to voluntarily fund them. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes, which mature in 2001.

         At December 31, 1999, we had $22,361 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

         In connection with a sponsored research agreement with Genetics Institute, Inc. which was concluded during 1997, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that their option to negotiate for a license to our technology, contained in the sponsored research agreement has expired. We have not given nor received such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long-term liability pending final notice under the agreement.

         Annual expenses during 1999 for our current three-year lease (with two one-year renewal options), including repayment of funds provided by lessor for tenant improvements and an emergency generator, were approximately $104,000. We expect that annual lease expenses will continue to be approximately the same for 2000. We will continue to have a need to purchase additional laboratory equipment. We estimate that we will need to purchase at least $100,000 of capital laboratory equipment in the coming year.

     We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

        * the completion of the Q-Med transaction described below,
        * the successful commercialization of Ox-Control(TM) (our nutritional supplement) the XEntrIx (TM) Oxalobacter formigenes Monitor (our diagnostic test), and IxC1-62/47
          (our lead therapeutic compound),
        * the successful commercialization of our islet replacement therapy products,
        * progress in our product development efforts,
        * the magnitude and scope of development efforts,
        * progress with preclinical studies and clinical trials,
        * the cost of contract manufacturing and research organizations,
        * cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights,
        * competing technological and market developments, and
        * the development of strategic alliances for the development and marketing of our products

The Q-Med Transaction

         On April 16, 1999, we reached an agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden, which was amended on September 7, 1999. Under the amended agreement, we agreed to the following:

          o we issued an option to Q-Med to acquire shares of newly-issued common stock under the following terms:
             o exercise is at the sole discretion of Q-Med;
             o the number of shares to be acquired shall be 2,700,000 or a number of shares such that, following the exercise of the option, Q-Med shall own at least 50% of our outstanding shares (on a fully diluted basis);
             o Q-Med must purchase all or none of the remaining option shares;
             o the option expires not later than July 1, 2000;
             o the cash purchase price for the option shares is $2.00/share; and
             o the option price will be paid over a two-year period.
          o Q-Med shall purchase 37,500 shares per month (at the $2.00 per share price) through the expiration of the option or
            the agreement. Q-Med will retain these shares without regard to whether they exercise their option.
          o As additional consideration for the option shares, the Company receives a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology for use as an encapsulation material for our transplantable islets; and
          o If the option is exercised, the redemption of up to $787,000 of our convertible unsecured notes which note holders elect not to convert in August 2001; and
          o The agreement is cancelable by Q-Med on not less than 90 days' notice.
         If Q-Med were to exercise its option for all 2,700,000 shares, it would own over 50% of our company.

         Q-Med, a growing, profitable Swedish company, whose shares are listed on the Stockholm stock exchange, develops, manufactures, and sells natural, specialized medical implants. Q-Med AB has no relationship to or affiliation with Q-Med, Inc., a Delaware corporation whose shares are listed on the Nasdaq small cap market. All of Q-Med's products are constructed using a proprietary form of non-animal, stabilized hyaluronic acid. Hyaluronic acid is a natural polysaccharide, first isolated in 1934. Its main function in the body is to lubricate moveable parts like joints and muscles and to transport substances to and within cells. The majority of Q-Med's revenues are accounted for by Restylane(R) for the filling out of lips, facial wrinkles, and facial folds.

         Through December 31, 1999, we have received $675,000 in investments from Q-Med, A.B. and issued a total of 337,500 shares of common stock in accordance with the amended agreement in principle, described above.

Additionally, in 2000 through March 23, we have received an additional $225,000 in investments and issued an additional 112,500 shares to Q-Med.

         We cannot assure you that Q-Med will not terminate the agreement, that it will exercise its option on or before July 1, 2000, or that it will otherwise complete the contingent elements of the transaction on satisfactory terms, or at all. In the event our plans change or our assumptions change or prove to be inaccurate or we fail to complete the Q-Med transaction, we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. We do not have any material committed sources of additional financing. We cannot assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Item 12.  Certain Relationships and Related Transactions.

     The information required under Part III, Items 9, 10, 11, and 12, has been omitted from this report since the Company intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement prepared pursuant to Regulation 14A, which information is hereby incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits marked by asterisk(s) are included with this Report; other exhibits have been incorporated by reference to other documents filed by us with the SEC.


Exhibit                           Description
Number

1.1      Agreement with Unified Management Corporation, dated March 18, 1998 (5)
3.1      Certificate of Incorporation of Registrant (1)
3.2      Certificate of Amendment to Certificate of Incorporation of Registrant
         (1)
3.3      Certificate of Amendment to Certificate of Incorporation of Registrant
         (1)
3.4      Bylaws of Registrant, as amended and restated (5)
3.5 Certificate of Amendment of Certificate of Incorporation, dated June 11, 1999 (8)
3.6     Certificate of Incorporation, as amended and restated (8)
4.1     Form of Registrant's Common Stock Certificate (2)
4.2     Form of Registrant's Charitable Benefit Warrant Certificate (5)
4.3     Charitable Benefit Warrant Agreement, dated as of December 10, 1997(5)
4.4     Warrant Agreement with Jeffrey W. Seel, dated November 7, 1995 (1)
4.5 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1995 (1)
4.6 Warrant Agreement with the University of Florida Research Foundation, Inc., dated August 1, 1996 (1)
4.7 Warrant Agreement with the University of Florida Research Foundation, Inc., dated October 1, 1996 (1)
4.8 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1996 (1)
4.9     Warrant Agreement with Brandywine Consultants, Inc., dated June 23,
        1997 (2)
4.10 Warrant Agreement with Brandywine Consultants, Inc., dated October 24, 1997 (2)
4.11 Amendment to Charitable Benefit Warrant Agreement dated September 30, 1999 (9)
*4.12   1994 Stock Option Plan, as amended
10.1 Chattel Mortgage Agreement with Carl Therapeutic, Inc., dated as of January 1, 1996 (1)
10.2 Consulting Agreement with Brandywine Consultants, Inc., dated December 12, 1996 (1)
10.3    Consulting Agreement with Ammon B. Peck, dated February 21, 1997 (1)
10.4    Consulting Agreement with David C. Peck, dated July 1, 1996 (1)
10.5    Convertible Promissory Note with Weaver H. Gaines, dated March 31,
        1993 (1)
10.6    Convertible Promissory Note with David C. Peck, dated October 15,
        1993 (1)
10.7 Demand Promissory Note, Bridge Loan with Weaver H. Gaines, dated April 15, 1996 (1)
10.8 Demand Promissory Note, Bridge Loan with David C. Peck, dated April 15, 1996 (1)
10.9 Deferred Compensation Plan Agreement with Weaver H. Gaines, dated January 1, 1994 (1)
10.10 Deferred Compensation Plan Agreement with Ammon B. Peck, dated June 1, 1994 (1)
10.11   Deferred Compensation Plan Agreement with David C. Peck, dated  April
        1, 1994(1)
10.12   Agreement to Purchase Shares, dated as of October 10, 1994 (1)
10.13   Note Purchase Agreement, dated as of September 13, 1996 (1)
10.14 Incubator License Agreement with the University of Florida Research Foundation, Inc., dated June 26, 1995 (1)
10.15 Amendment No. 1, dated July 31, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.16 Amendment No. 2, dated October 1, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.17 Amendment No. 3, dated November 7, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.18 Amendment No. 4, dated January 21, 1997 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.19 Patent License Agreement with Randy S. Fischer and Roy A. Jensen for U.S. Patent No. 5,187,071, "Method for the Selective Control of Weeds, Pests, and Microbes," dated February 11, 1997 (1)
10.20 Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated January 11, 1995 (4) (a)

10.21 Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 20, 1995 (4)
10.22   Amendment No. 2 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated October 9, 1996 (4) (a)
10.23   Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated February 17, 1995 (4) (a)
10.24   Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated October 9, 1996 (4)(a)
10.25   Patent License Agreement with Milton J. Allison, dated June 23, 1997.
        (4) (a)
10.26   Sponsored Research Agreement with Genetics Institute, Inc., dated
        June 5, 1996 (4) (a)
10.27   Employment Agreement with Weaver H. Gaines, dated August 31, 1994 (1)
10.28   Employment Agreement with David C. Peck, dated August 31, 1994 (1)
10.29   1994 Stock Option Plan, as amended (1)
10.30   1994 Board Retainer Plan, as amended (7)
10.31   Consulting Agreement with Ammon Peck, dated October 6, 1994 (1)
10.32   Amendment No. 5 to Incubator License Agreement, dated July 19, 1997 (1)
10.33 Office Lease agreement with Echelon International Corporation dated as of September 18, 1998 (6)
10.34   Amendment No. 3 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 17, 1998 (6) (a)
10.35 BDI Graduate Membership Agreement with the Biotechnology Development Institute dated November 5, 1998. (6)
10.36 Consulting Agreement with Amersham Pharmacia Biotech, Inc., dated January 3, 1999 (6)
10.37 Interinstitutional Agreement with The University of Florida Research Foundation, dated February 4, 1999 (7) (a)
10.38   Finders' Agreement with East Coast Angels, LLC, dated March 15,
        1999. (7)
10.39   Agreement in Principle dated April 16, 1999, with Q-Med AB (8)
10.40   1994 Board Retainer Plan, as amended. (8)
10.41   Consulting Agreement with Thomas P. Stagnaro, dated September 21, 1998
        (9)
10.42   Amended and Restated Agreement in Principle dated September 7, 1999 with Q-Med, AB (9)
*10.43 Service Contract and Confidentiality Agreement with BioQuest Corporation, dated November 30, 1999.
*11.1   Statement regarding computation of earnings per share (included as
        Note 1 in financial statements)
23.1    Consent of Independent Accountants
24      Power of Attorney (included with the signature page to the registration statement (6)
*27     Financial Data Schedule

(a) Confidential information has been omitted from these document and filed separately with the Commission pursuant to a request for Confidential Treatment.

*       Filed herewith.
(1) Incorporated by reference to Form SB-2, File No. 333-334765, dated August 29, 1997.
(2)     Incorporated by reference to Amendment 1 to Form SB-2, File
        No. 333-334765, dated November 7, 1997.
(3)     Incorporated by reference to Amendment 2 to Form SB-2, File
        No. 333-334765, dated December 2, 1997.
(4)     Incorporated by reference to Amendment 3 to Form SB-2, File
        No. 333-334765, dated December 9, 1997.
(5)     Incorporated by reference to Post Effective Amendment No. 1 to
        Form SB-2, File No. 333-34765, dated
        January 23, 1998.
(6) Incorporated by reference to Post Effective Amendment No. 2 to Form SB-2, File No. 333-33475, dated February 17, 1999.
(7) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999, dated March 31, 1999.
(8) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1999, dated August 15, 1999.

(9) Incorporated by reference to Form 10-QSB for the quarter ended September 30, 1999, dated November 15, 1999.


Item 13(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ixion Biotechnology, Inc.


                                       By:  /S/ Weaver H. Gaines
                                            --------------------
                                            Weaver H. Gaines, Chairman and
                                            Chief Executive Officer

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 17, 2000.

SIGNATURE                                            TITLE

/S/ Weaver H. Gaines                      Chairman of the Board, Chief Executive
----------------------                    Officer, and Director
Weaver H. Gaines


/S/ David C. Peck                         President, Chief Financial Officer and
----------------------                    Director
David C. Peck

/S/ Kimberly A. Ramsey                    Vice President and Controller
----------------------
Kimberly A. Ramsey


/S/David M. Margulies                      Director
----------------------
David M. Margulies


/S/ Vincent P. Mihalik                     Director
----------------------
Vincent P. Mihalik


/S/ Karl E. Arfors                         Director
----------------------
Karl-E. Arfors


/S/ Bengt Agerup                           Director
----------------------
Bengt Agerup



/S/ Thomas P. Stagnaro                     Director
-----------------------
Thomas P. Stagnaro

Ixion Biotechnology, Inc.
Contents
-------------------------------------------------------------------------------














                                                                        Page

Report of Independent Certified Public Accountants                        F-1

Financial Statements:


    Balance Sheet                                                         F-2

    Statements of Operations                                              F-3

    Statements of Capital Deficiency                                      F-4

    Statements of Cash Flows                                              F-6

    Notes to Financial Statements                                         F-8

Report of Independent Certified Public Accountants

The Board of Directors
Ixion Biotechnology, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of capital deficiency and of cash flows present fairly, in all material respects, the financial position of Ixion Biotechnology, Inc. (A Development Stage Company) at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period March 25, 1993 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



March 6, 2000
/s/ Price Waterhouse Coopers
Price Waterhouse Coopers
Orlando, Florida

Ixion Biotechnology, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 1999
---------------------------------------------------------------------------


                                     Assets

Current Assets:
        Cash and cash equivalents                                $     22,361
        Accounts receivable                                            28,920
        Prepaid expenses                                                3,435
        Other current assets                                              500
                                                                  -----------
          Total current assets                                         55,216
                                                                  -----------
Property and Equipment, net                                           111,952
                                                                  -----------
Other Assets:
       Patents and patents pending less accumulated
        amortization of $5,385                                        376,970
       Other, less accumulated amortization of $7,835                   8,681
                                                                  -----------
         Total other assets                                           385,651
                                                                  -----------
         Total assets                                             $   552,819
                                                                  ===========
                       Liabilities and Capital Deficiency

Current Liabilities:
        Accounts payable                                          $   43,214
        Bridge loans payable to officers                             415,000
        Current portion of                                             8,817
        Accrued expenses                                             150,049
        Deferred rent - current                                        1,612
        Interest payable                                              39,443
                                                                    --------
          Total current liabilities                                  658,135
                                                                    --------

Long-Term Liabilities:
        Notes payable                                                698,607
        Liability under research agreement                            42,317
        Deferred rent, including accrued interest                     22,131
        Deferred fees and salaries, including accrued interest       944,041
                                                                   ---------
         Total long-term liabilities                               1,707,096
                                                                   ---------
         Total liabilities                                         2,365,231
                                                                   ---------

Commitments (Notes 1 and 11)

Capital Deficiency:
        Common stock, $.01 par value; authorized 4,000,000,
         issued and outstanding 2,926,044 shares                      29,260
        Additional paid-in capital                                 2,419,818
        Deficit accumulated during the development stage          (4,019,388)
        Less unearned compensation                                  (242,102)
                                                                  -----------
          Total capital deficiency                                 1,812,412)
                                                                  -----------
          Total liabilities and capital deficiency                $  552,819
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Operations


                                                                  For the Period
                                                                     March 25,
                                                                    1993 (Date
                                                                  of Inception)
                                       Year Ended                    through
                                      December 31,                 December 31,
                                    1999          1998                1999

Revenues:
   Income under research       $   27,833      $   -               $   302,834
   agreementIncome from            71,653          -                   163,303
   SBIR grant
Interest income                      2,121           465                25,553
   Other income                      1,029         3,257                18,834
                               -----------       -------             ---------
     Total revenues                102,636         3,722               510,524
                               -----------       --------            ---------
Expenses:
   Operating, general and
    administrative                 447,400       370,397             1,915,907
   Research and development        625,329       424,606             2,136,066
   Interest                        155,697       122,958               477,939
                                -----------     --------             ---------
     Total expenses              1,228,426       917,961             4,529,912
                                -----------      -------             ---------
Net Loss                       $(1,125,790)    $(914,239)          $(4,019,388)
                                ============   ==========           ===========

Net Loss per Share (Basic)     $     (0.42)    $   (0.37)
                                ============   ==========
Weighted Average Common Shares   2,657,439     2,489,677
                                ============   ==========



 The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Capital Deficiency
For the Period March 25, 1993 (Date of Inception) through December 31, 1999

                                                                         Deficit
                                                                       Accumulated
                                                        Additional     During the                       Unearned
                                       Common Stock       Paid-In      Development         Notes         Compen-
                                     Shares     Amount    Capital         Stage           Receivable      sation          Total

Initial sale of common stock,
  $.01 per share                   100,000    $1,000     $  -            $  -              $ -             $  -           $  1,000
Sale of common stock,
  $.01 per share                    50,000       500        -               -                -                -                500
Net loss for the period
  March 25, 1993 (date
  of inception) through December
  31, 1993                             -          -         -              (54,268)          -                -            (54,268)
                                   ------     -------    -------           --------         -------          -----         ---------
Balance, December 31, 1993         150,000     1,500        -              (54,268)          -                -            (52,768)

Conversion of subordinated notes
  payable, $0.02 per share         900,000     9,000      9,000              -               -                -             18,000
Issuance of stock under Board
  Retainer Plan, $0.02 per share     5,000        50         50              -               -                -                100
Sale of stock, $0.02 per share       5,000        50         50              -               -                -                100
Issuance of stock in exchange
  for certain intellectual         650,000     6,500      6,500              -               -                -             13,000
  property, $0.02 per share
Conversion of deferred consulting   10,000       100        900              -               -                -              1,000
  fees,$0.10 per share
Sale of stock, $0.10 per share     140,000     1,400     12,600              -               -                -             14,000

Net loss                               -         -           -            (215,286)          -                -           (215,286)
                                 ---------     ------    ------           ---------          ---              ----        ---------
Balance, December 31, 1994       1,860,000    18,600     29,100           (269,554)          -                -           (221,854)

Sale of stock, $0.75 per share     500,000     5,000    370,000              -               -                -            375,000
Issuance of stock under Board
  Retainer Plan, $0.75 per share    10,000       100      7,400              -               -                -              7,500
Issuance of 9,608 common stock         -         -        9,608              -               -                -              9,608
  warrants
Sale of stock, $3.00 per share       3,000        30      8,970              -               -                -              9,000
Note received from shareholder
  for common stock and warrants        -         -          -                -            (6,000)             -             (6,000)
Net loss                               -         -          -             (374,212)          -                -           (374,212)
                                 ---------    ------    -------           ---------       -------            ----         ----------
Balance, December 31, 1995       2,373,000    23,730    425,078           (643,766)       (6,000)             -           (200,958)

Issuance of stock under Board
  Retainer Plan, $3.00 per share    34,000       340    101,660              -               -             (62,706)         39,294
Issuance of stock under Board
  Retainer Plan, $10.00 per share   15,000       150    149,850              -               -             (50,000)        100,000
Issuance of 8,022 common stock         -         -       10,857              -               -                 -            10,857
  warrants
Conversion of subordinated
  notes payable to related          21,544       215    15,943               -               -                 -            16,158
  parties, $0.75 per share
Issuance of variable notes
  with beneficial conversion
  feature                              -          -    285,835               -               -                 -            285,835
Net loss                               -          -        -              (553,639)          -                 -           (553,639)
                                 ---------    ------   -------          ----------        -------         ---------     -----------
Balance, December 31, 1996       2,443,544    24,435   989,223          (1,197,405)       (6,000)         (112,706)        (302,453)

Issuance of stock in exchange
  for certain intellectual
  property, $10.00 per share         1,000        10     9,990               -               -                 -             10,000
Issuance of stock under
  Board Retainer Plan, $10.00
  per share                         20,000       200   199,800               -               -             (154,382)         45,618
Payment received from
  shareholder for note received
  for common stock and warrants        -          -        -                 -             6,000              -               6,000
Amortization  of unearned
  compensation over service period     -          -        -                 -               -               64,400          64,400
Stock warrants issued for services     -          -     30,000               -               -                  -            30,000
Sale of stock, $10.00 per share      1,000        10     9,990               -               -                  -            10,000
Net loss                              -          -        -               (781,954)           -                 -          (781,954)
                                 ---------    -------  --------         -----------        ------           ----------   ----------
Balance, December 31, 1997       2,465,544    24,655  1,239,003         (1,979,359)          -              (202,688)      (918,389)

 The accompanying notes are an integral part of these financial statements.
                                      F-4

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Capital Deficiency - Continued
For the Period March 25, 1993 (Date of Inception) through December 31, 1999

                                                                        Deficit
                                                                        Accumulated
                                                        Additional      During the                       Unearned
                                   Common Stock         Paid-In         Development      Notes           Compen-
                                 Shares      Amount     Capital          Stage           Receivable      sation            Total

Balance, December 31, 1997       2,465,544   24,655    1,239,003         (1,979,359)       -                (202,688)     (918,389)

Issuance of stock under
  Board Retainer Plan,
  $10.00 per share                  23,450      235      234,265               -           -                (171,050)       63,450
Forfeiture of issued
  stock under Board Retainer
  Plan, $3.00 per share             (8,400)     (84)     (25,116)              -           -                  25,200         -
Amortization of unearned
  compensation over service period     -         -          -                  -           -                  63,940        63,940
Sale of stock, $10.00 per share     33,320      333      332,867               -           -                    -          333,200
Offering costs                         -         -      (116,561)              -           -                    -         (116,561)
Net loss                               -         -          -              (914,239)       -                    -         (914,239)
                                ----------    ------   ----------        -----------      ------             ---------   -----------
Balance, December 31, 1998       2,513,914    25,139   1,664,458         (2,893,598)       -                (284,598)   (1,488,599)

Issuance of stock, $10.00 per          100         1         999               -           -                   -             1,000
  share
Issuance of stock under
  Board Retainer Plan, $4.00        22,400       224      89,376               -           -                 (72,067)       17,533
  per share
Conversion of notes payable,
  $2.00 per share                  150,000     1,500     298,500               -           -                 -             300,000
Sale of stock, $2.00 per share     187,500     1,875     373,125               -           -                 -             375,000
Offering costs                         -         -        (8,119)              -           -                 -             (8,119)
Additional shares issued to IPO
  investors for no additional
  consideration                     51,630       516        (516)              -           -                  -               -
Amortization of unearned
  compensation over service period     -         -           -                 -           -                 114,563       114,563
Stock issued for services              500         5       1,995               -           -                  -              2,000
Net loss                               -         -           -           (1,125,790)       -                  -         (1,125,790)
                                 ----------   ------- ----------        -----------      ------            ----------- ------------
Balance, December 31, 1999       2,926,044    $29,260 $2,419,818        $(4,019,388)     $ -               $(242,102)  $(1,812,412)
                                 =========    ======= ==========        ============     ======            ===========  ===========



 The accompanying notes are an integral part of these financial statements.
                                      F-5

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Cash Flows


                                                                                               For the Period
                                                                                                  March 25,
                                                                                                 1993 (Date
                                                                                                of Inception)
                                                                Year Ended                         through
                                                                December 31,                     December 31,
                                                           1999            1998                     1999
Cash Flows from Operating Activities:
 Net loss                                                 $(1,125,790)     $(914,239)            $(4,019,388)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation                                               30,311         13,455                  68,166
   Amortization                                                5,870          3,156                  12,870
   Write-off of abandoned patents                             13,045           -                     13,045
   Stock warrants issued under license agreement                 -             -                     20,465
   Amortization of debt discount                              57,168         57,168                 190,560
   Stock and equity instruments issued for
     consulting services                                       2,000           -                     32,000
   Stock compensation                                        132,098        127,390                 516,301
   Decrease (increase) in prepaid expenses and
     other current assets                                     (3,268)           326                 (4,669)
   Decrease (increase) in accounts receivable                (26,095)          (146)               (28,011)
   Increase in liability under research agreement                -             -                     42,317
   Increase (decrease) in accounts payable and
     accrued expenses                                        111,387            172                206,752
   Increase in deferred fees and salaries                    224,764        242,862                917,490
   Increase in deferred rent                                   1,647         15,609                 23,742
   Increase in interest payable                               26,622           -                    59,820
                                                          -----------      ---------             -----------
     Net cash used in operating activities                  (550,241)      (454,247)            (1,948,540)
                                                          ------------     ----------            -----------
Cash Flows from Investing Activities:
   Purchase of property and equipment                        (81,177)       (12,397)              (125,471)
   Organization costs                                            -             -                      (436)
   Payments for patents and patents pending                 (103,751)       (74,345)              (387,866)
                                                         ------------     ----------             ----------
     Net cash used in investing activities                  (184,928)       (86,742)              (513,773)
                                                         ------------     ----------             ----------
Cash Flows from Financing Activities:
   Loans from officers                                        90,000        250,000                445,307
   Proceeds from issuance of convertible notes payable       300,000           -                 1,087,270
   Proceeds from sale of common stock                        376,000        333,200              1,131,900
   Payment of loan costs and other assets                      1,114         (1,114)               (11,080)
   Payment of offering costs                                 (13,119)        53,932)              (129,680)
   Principal reductions in note payable                      (15,098)       (12,975)               (39,043)
                                                         ------------     ----------            ------------
     Net cash provided by financing activities               738,897        515,179              2,484,674
                                                         -----------      ---------             ------------
Net Increase (Decrease) in Cash and Cash Equivalents           3,728        (25,810)                22,361

Cash and Cash Equivalents at Beginning of Period              18,633         44,443                   -
                                                         -----------      ---------             -----------
Cash and Cash Equivalents at End of Period               $    22,361      $  18,633             $   22,361
                                                         ===========      =========             ===========

 The accompanying notes are an integral part of these financial statements.
                                      F-6

Ixion Biotechnology, Inc.
(A Development Stage Company)
Statements of Cash Flows - Continued







                                                                                      For the Period
                                                                                         March 25,
                                                                                      1993 (Date
                                                                                      of Inception)
                                                        Year Ended                        through
                                                        December 31,                   December 31,
                                                     1999            1998                   1999

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest                                     $   55,656      $   27,590             $  111,402
                                                    =========     ==========             ==========

Supplemental Disclosure of Noncash Investing and Financing Activities:

     Common stock issued for subordinated
       notes payable                              $    -          $  -                   $  34,158
                                                   ==========     ==========              ========
Conversion of notes payable in exchange for
150,000 shares of common stock                    $  300,000      $  -                   $ 300,000
                                                   ==========     ==========              ========
     Common stock and equity instruments
       issued for services or technology          $    2,000      $  -                   $  51,457
                                                   =========      ==========             =========
     Common stock issued for note receivable      $   -           $  -                   $  (6,000)
                                                  ==========      ==========             ==========
     Common stock issued for purchase of patent   $   -           $  -                   $  10,000
                                                  ==========      ==========             ==========
     Equipment purchased under an installment
       note arrangement or lease agreement        $  -            $  26,450              $  53,442
                                                  ==========      ==========             ==========
     Common stock issued under Board
       Retainer Plans                             $   89,600      $ 170,000              $ 547,100
                                                  ==========       ========               ========
     Other common stock issued as compensation    $  -            $  65,000              $ 237,000
                                                  =========       =========              =========
     Offering costs included in accounts payable  $  -            $   -                  $  16,345
                                                  =========       =========              =========




 The accompanying notes are an integral part of these financial statements.
                                      F-7

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements



Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999


1.       Organization and Business:



     Organization

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

     The Company's financial statements for the year ended December 31, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,125,790 for the year ended December 31, 1999, and as of December 31, 1999, had a total capital deficiency of $4,019,388. The Company had deficit cash from operations of $550,241 and $454,247 for 1999 and 1998, respectively.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  1.    Organization and Business - Continued:

     Public Offering

     In December 1997, the Company commenced the public offering of 400,000 units of newly issued securities for an aggregate of $4,000,000. Each unit consists of one share of Common Stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. As a result of the transaction with Q-Med, A.B. (described below), the offering was temporarily suspended and the board of directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share), and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the Board of Directors resulted in an additional issuance of 51,630 shares to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering from $4,000,000 to $600,000.

     The Company has received proceeds from this offering of $344,200 through December 31, 1999. The offering was extended from its original termination date and will be continued until all securities have been sold or until March 31, 2000. Offering costs of $124,680 have been offset against the proceeds of the offering through December 31, 1999.

     If the proceeds from the offering and other sources prove to be insufficient, then the Company would be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, or through other sources.

     There can be no assurance that the Company will be successful in obtaining the required financing. Under current circumstances, the Company's ability to continue as a going concern depends upon either completing the Q-Med transaction or obtaining additional financing through other sources.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999


  1.    Organization and Business - Continued:

        Q-Med Agreement

        On April 16, 1999, the Company reached an agreement in principle with Q-Med, A.B., a biotechnology company based in Uppsala, Sweden, which was amended on September 7, 1999. Under the amended agreement, the Company agreed to the following:

        * The Company issued an option to Q-Med to acquire shares of newly-issued common stock under the following terms:

               * Exercise is at the sole discretion of Q-Med;

               * The number of shares to be  acquired  shall be  2,700,000  or a number of shares such that, following the exercise of the option, Q-Med shall own at least 50% of the Company's outstanding shares (on a fully diluted basis);

               * The option expires not later than July 1, 2000;

               * The cash  purchase  price  for the  option  shares is $2.00 per share; and

               * The option price will be paid over a two-year period.

        * Q-Med shall purchase 37,500 shares per month (at the $2.00 per share price) through the expiration of the option or the agreement. Q-Med will retain these shares without regard to whether they exercise their option for any remaining shares (Q-Med has purchased a total of 337,500 shares for $675,000 through December under this agreement);

        * As additional consideration for the option shares, the Company receives a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology;

        * If the option is exercised, Q-Med agrees to redeem up to $787,000 of the convertible unsecured notes which note holders may elect not to convert in August 2001;

        * The agreement is cancelable by Q-Med on not less than 90 days' notice.



2.     Significant Accounting Policies:

        Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  2.      Significant Accounting Policies - Continued:

          Income  Taxes

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Property and Equipment

          Property and equipment are stated at cost. Gains and losses on disposition are recognized in the year of the disposal. Expenditures for maintenance and repairs are expensed as incurred.

          Depreciation is computed using the straight-line method over the estimated lives of the assets (3-5 years).

          Patents and Patents  Pending

          Patents pending consist of direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life will begin upon issuance, or they will be expensed immediately if rejected. At December 31, 1999, the Company has been issued 5 U.S. patents and purchased another through the issuance of 1,000 shares of common stock. Patents are being amortized over 13-17 years. The Company periodically evaluates the recoverability of intangibles and measures any impairment by comparison to estimated undiscounted cash flows from future operations. The factors considered by management in performing this assessment include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. In 1999, $13,045 of patent pending costs were written off as abandoned.

          Revenue Recognition

          Revenue from ongoing research and co-development payments is recognized ratably over the term of the agreement, and the Company believes such payments will approximate the research and development expense being incurred associated with the agreement. The Company does not have an obligation to refund, nor does there exist the presumption of an obligation to refund, ongoing research and co-development payments. Revenue under cost reimbursement contracts is recognized as the related costs are incurred.

          In December 1999, the SEC staff issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" (SAB
          101). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. SAB 101 is effective for fiscal years beginning December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the financial statements. At this time, the Company believes that SAB 101 will not have a material impact on it's financial position or results of operations.


         Research and Development

          Research and development costs are charged to expense as incurred.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999


          2. Significant Accounting Policies - Continued:

          Other Assets

          Other assets consists of loan costs associated with the issuance of convertible notes. Loan costs are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the notes.

          Deferred Rent

          Deferred rent represents a portion of the rent payable under the Company's former facilities license with the Biotechnology Development Institute ("BDI") and accrued interest thereon. The deferred amount bears non-cash interest at 12% on the outstanding balance, compounded annually. The Company will repay the liability through a 1% royalty on net sales of any products developed during its tenancy at the BDI, such royalty not to exceed the outstanding balance. Also included in deferred rent is a portion of rent of the current 36-month lease, amortized over the length of the lease to straight-line the effect of the graduated payments.

          Stock Based Compensation

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

          Net Loss Per Share

          Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is not presented, as the effects of including potentially dilutive securities in the computation is antidilutive. Common stock equivalent shares consist of stock options, warrants and convertible notes payable. For the year ended December 31, 1999, options to purchase 1,559,366 shares of common stock (including estimate of shares under Q-Med agreement), warrants to purchase 23,630 shares of common stock, and notes payable convertible into 323,557 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

          Use of Estimates

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


          Reclassification

          Certain items in the 1998 financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

3.     Property and Equipment:

       Property and equipment consists of the following as of December 31, 1999:

           Computer and lab equipment                           $ 153,356
           Computer software                                          515
           Office furniture and equipment                           1,667
           Library                                                    804
           Leasehold improvements                                  17,802
                                                                 --------
                                                                  174,144
           Less accumulated depreciation                          (62,192)
                                                                  --------
                                                                $ 111,952
                                                                =========

4.    Notes Payable:

     In September 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due 2001. The private placement provided investors with the option of either 10% Convertible Unsecured Notes ("10% Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrue interest at the stated rate until maturity, or conversion, and pay interest quarterly. The 10% Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes are non-interest bearing and are convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 to $2.10. The variable conversion prices are based on the length of time the investor holds the notes prior to conversion, declining at the rate of $.10 per quarter commencing November, 1996 from the initial conversion price of $4.20 which is greater than the market value of the common stock at the date of issuance. The fair value of the beneficial conversion feature of $285,835 at September 1996 has been recorded as debt discount, reducing notes payable and increasing additional paid-in capital. The debt discount is being amortized using the straight-line method, which approximates the effective interest method, over the term of the Variable Notes and to the date of the deepest discount. As of December 31, 1999, there were $215,600 of 10% Notes and $571,670 of the Variable Notes outstanding ($476,395 net of unamortized debt discount of $95,275 at December 31, 1999). Accrued interest on the 10% Notes totalled $1,796 as of December 31, 1999.

     The Company entered into short-term loan agreements with officers of the Company for working capital purposes. Amount outstanding was $415,000 at December 31, 1999. The loans accrue interest at 8% and are due on demand (Note 10).

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  4.  Notes Payable - Continued:

     In October 1998, upon the expiration of its lease at the Biotechnology Development Institute, the Company entered into a new lease agreement at a new facility (see Note 11). As part of this new agreement, the Company acquired $26,450 of leasehold improvements and lab equipment from the lessor. Amounts due for these capital additions are to be repaid over 36 months, the term of the lease, with interest at 10%. The balance due under this agreement was $15,429 at December 31, 1999.

     Future principal maturities of notes payable for each of the five years subsequent to December 31, 1999 are as follows:

       Year Ending

          2000                                                $   423,817
          2001                                                    793,882
                                                               ----------
                                                                1,217,699
              Less:  Unamortized debt discount                    (95,275)
                                                               -----------
              Total                                           $ 1,122,424
                                                               ===========


5.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 1999:

       Deferred compensation                                  $   372,900
       Net operating loss carryforward                          1,214,800

       Deferred tax asset                                       1,587,700
       valuation allowance                                     (1,587,700)
                                                               -----------
       Net deferred tax asset                                 $     -
                                                               ===========

     Any tax benefits for the years ended December 31, 1999 and 1998 and the period March 25, 1993 (date of inception) through December 31, 1999 computed based on statutory federal and state rates are completely offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

6.     Research and Development:

     During the period ended December 31, 1999, the Company entered into two separate research agreements with terms that extend into the subsequent year and include options to extend the research periods, exercisable at the sponsor's discretion. Revenues earned in the current year under these research agreements were $27,833.



7.   Common Stock Warrants:

     During 1997, the Company issued warrants to purchase 6,000 shares of common stock to a consulting firm as part of a consulting agreement. The warrants are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. The value assigned was $5.00 per warrant, based on the difference between the exercise price of $5.00 and a $10.00 market value at date of grant, for a total of $30,000 to consulting expense. The value assigned approximates that derived from a Black-Scholes valuation model assuming an average discount rate of 5.5%, a volatility factor of 30% and an expected term of one year.

     There were no common stock warrants issued during 1998 and 1999.

     Common stock warrants outstanding at December 31, 1999 are as follows:

        Number               Exercise Price           Expiration Date

        17,630                 $2.00                    August 31,2000
         6,000                 $5.00              February, 2002 - October, 2002

     As discussed in Note 1, as part of the public offering commenced in December 1997, the Company has sold units which consist of one share of common stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of common stock at a price of $20 per share. Four units were required to acquire one whole Charitable Benefit Warrant. As a result of the transaction with Q-Med, A.B., the offering was temporarily suspended and the Board of Directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, an adjustment in the exercise price for outstanding Charitable Benefit
     Warrants (from $20/share to $8/share), and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513. Approved qualified charitable organizations may exercise Charitable Benefit Warrants at any time until the expiration date (December 9, 2007, unless extended); holders other than approved qualified charitable organizations may not exercise except between December 9, 2006 and December-9, 2007. The Charitable Benefit Warrants, will be detached from the common stock immediately on purchase. At December 31, 1999, there were 21,513 Charitable Benefit Warrants outstanding.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

8.   Stock Option Plan:

     In August 1994, the Board of Directors adopted the 1994 Stock Option Plan, under which 325,000 shares of common stock are reserved for issuance upon exercise of options granted to non-employee directors, officers, employees, members of the Scientific Advisory Board and consultants of the Company. Effective December 22, 1999, the Board of Directors amended the Plan to increase the total number of shares available for options from 325,000 to 500,000. Options granted to members of the Scientific Advisory Board generally vest at the rate of 25% at the end of each three-month period following the grant. All other options generally vest at the rate of 20% per year and are exercisable within ten years after date of grant. Activity under the Company's stock option plan is set forth below:

                                                                      Exercise
                                                        Shares         Price

      Outstanding at January 1, 1994                      -              -
        Granted                                          2,000          $0.02
        Exercised                                         -              -
                                                        -------
      Outstanding at December 31, 1994                   2,000          $0.02
        Granted                                          3,500          $0.75
        Exercised                                         -              -
                                                        -------
      Outstanding at December 31, 1995                   5,500      $0.02-$0.75
        Granted                                         13,000          $3.00
        Exercised                                         -              -
                                                        -------
      Outstanding at December 31, 1996                  18,500      $0.02-$3.00
        Granted                                         25,400     $6.00-$10.00
        Exercised                                          -
                                                        -------
      Outstanding at December 31, 1997                  43,900
        Granted                                         62,500          $10.00
        Exercised                                         -
        Forfeited                                       (5,500)    $3.00-$10.00
                                                        -------
      Outstanding at December 31, 1998                 100,900
        Granted                                         73,000           $4.00
        Exercised                                         -
        Forfeited                                         (400)         $10.00
                                                        -------
       Outstanding at December 31, 1999                173,500
                                                       ========

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  8.    Stock Option Plan - Continued:

        The status of options outstanding at December 31, 1999 is as follows:

                              Weighted              Weighted
     Exercise                 Average               Average             Number
       Price     Shares     Remaining Life       Exercise Price      Exercisable

     $  0.02      2,000     4.5 years            $  0.02              2,000
     $  0.75      3,500     5.5 years            $  0.75              3,150
     $  3.00      8,000     6.5 years            $  3.00              5,600
     $  6.00      3,000     7.33 years           $  6.00              1,600
     $  7.50      2,000     7.4 years            $  7.50              1,040
     $ 10.00     19,900     7.5 years            $ 10.00             16,200
     $ 10.00     62,100     8.5 years            $ 10.00             27,380
     $  4.00     73,000     9.5 years           $  4.00              7,500
                -------                                              -------
                173,500                                              64,470
               =========                                            =========

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

                                                    1999              1998
                                                Low     High     Low      High

         Discount Rate                         5.83%    6.11%    5.46%    5.52%

         Volatility                              30%      60%     30%      60%

         Option Life (Years)                      5        9       5        9

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  8.    Stock Option Plan - Continued:

     The weighted average fair value of options granted to other than non-employee consultants during fiscal year 1999 and 1998 was in the range of $1.50 to $2.90 and $3.67 to $7.16 per option, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for these awards consistent with the method of FASB Statement No. 123, the Company's reported net loss and loss per share for fiscal year 1999 and 1998 would have been as follows:

                                                  Low           High

       1999 Net Loss                           $1,201,439    $1,272,414
       1999 Loss Per Share                          (.045)        (0.48)

       1998 Net Loss                           $  956,001     $  994,943
       1998 Loss Per Share                          (0.38)         (0.40)

     The Company applies Statement of Financial Accounting Standards No. 123 for stock options issued to non-employee consultants. In 1997, the Company granted 5,000 options to non-employee consultants at exercise prices of $6.00 - $7.50 per share and will record consulting expense as the options vest for the difference between the exercise price and the market values at grant date of $4.00.


9.     Board Retainer Plan:

     The Company does not pay cash compensation to outside members of the Board of Directors or to members of the Company's Scientific Advisory Board. Accordingly, in August, 1994, the Board of Directors adopted the 1994 Board Retainer Plan, under which 75,000 shares of common stock were reserved for non-employee directors and members of the Scientific Advisory Board. In March 1999 under an amendment to the Board Retainer Plan, up to 250,000 shares may be issued and outstanding pursuant to the Plan.

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

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
  9.  Board Retainer Plan  Continued:

     At December 31, 1999, a total of 121,450 shares had been granted under the Board Retainer Plan. Compensation expense recognized in connection with such awards under the Board Retainer Plan for the years ending December 31, 1999 and 1998 was $132,098 and $127,390, respectively. Total unearned compensation related to Board Retainer Plan awards was $242,102 at December 31, 1999 and will be recognized as expense over future periods of service.



10.  Related-Party Transactions:

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

     In April 1996, the Chairman/Chief Executive Officer and President each entered into a revolving agreement to extend the Company up to $25,000 in the form of bridge loans. Under these agreements, the Company borrowed a total of approximately $32,000, all of which was repaid in June 1996. In addition, in June 1996, these officers agreed to increase their loan commitments to operations. Interest on bridge loans is at 8%, but can be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. At December 31, 1999, there are total loans of $415,000 outstanding to these officers of the Company (Note 4). These officers have no commitment to lend additional funds in the future.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

  10.   Related-Party Transactions - Continued:



     In addition, the Company has agreed to defer the payment of the 1993, 1994 and part of the 1995 through 1999 salaries of the Chairman/Chief Executive Officer, the President and the Senior Vice President/Chief Scientist pursuant to agreements between the Company and such executives. Payments are to be made only upon termination of employment (which may be by death, disability, or otherwise) and may be in a lump sum or as an annuity. Amounts bear interest, compounded annually, at a rate established by the Board of Directors, and is reset annually at the rate on 30-year treasury bonds in effect on January 1 of any given year plus 1%. The rate during 1999 was 6.29%. These obligations are unfunded recorded liabilities of the Company.

     On October 10, 1994, Dr. A.B. Peck, who is an executive officer and consultant, assigned to the Company all his interest in certain oxalate technology (subject to prior rights of the University of Florida) and agreed to an exclusive consulting agreement with the Company in exchange for an aggregate of 650,000 shares of common stock at a price of $0.02 per share. The Company has a consulting agreement with Dr. Peck for 48 days of service per year for $50,000 per year which expires on December 31, 2002.

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



11.  Sponsored Research Agreement:

     On June 5, 1996, the Company entered into an agreement with Genetics Institute, Inc. ("GI") relating to Islet Producing Stem Cells Technology. Under the agreement, GI sponsored certain research by the Company and provided funding of $275,000 over a 12-month period, plus patent expenses of approximately $35,000. The agreement with GI was not extended after the initial 12-month period. The revenue under this contract was recognized on a pro rata basis consistent with the period over which the research was conducted as well as upon delivery of certain research reports. Under the agreement, the Company is required to reimburse GI for certain patent costs if GI does not exercise its option for an exclusive license for the technology. As of December 31, 1999, GI has not exercised their right for an exclusive license to this technology and costs of $42,317 are recorded as a liability.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

12. Risks and Uncertainties:

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



13. Commitments:

        Lease

     In October 1998, the Company entered into a lease for approximately 5,000 square feet of laboratory and office space. Rents consist of a base rent plus an amount designated for the Company's share of operating costs in excess of a certain base level. The lease has a three-year term expiring in September, 2001, with two one-year renewal options. Total rent expense under this lease was approximately $87,500 and $16,900 during 1999 and 1998, respectively. Future minimum rental payments under this lease, including an estimate of excess operating costs, at December 31, 1999 are as follows:

        Year Ending
           2000                                                 $  89,000
           2001                                                    74,000

        Other

     The Company issued 1,000 shares of restricted common stock in exchange for a patent in February 1997. In addition to the issuance of stock, the Company will be required to pay royalties of 2% of net sales, if any, generated from the patented technology.

     The Company has licensed the exclusive rights to technology in two areas from the University of Florida Research Foundation. The Company is
     obligated to pay royalties on net sales of the Company or their sublicensees on products in these areas. As there have been no product sales to date, there have been no amounts owed under these license agreements.

Ixion Biotechnology, Inc.
(A Development Stage Company)
Notes to Financial Statements - Continued
Years Ended December 31, 1999 and 1998 and the Period March 25, 1993 (Date of Inception) through December 31, 1999

14. Subsequent Events:

     From January 1, 2000 through March 6, 2000, the Company has received proceeds of $48,400 for 12,100 shares of Common Stock in their initial public offering which will terminate March 31, 2000.

     From January 1, 2000 through March 6, 2000, the Company received an additional $150,000 from Q-Med in exchange for 75,000 shares of common stock.

     From January 1, 2000 through March 6, 2000, the Company received an additional $41,410 from research grants and sponsored research agreements.

     On January 1, 2000, additional options for 6,000 shares were granted to members of the audit and benefits committee, and options for 2,000 shares were issued to the Company's regulatory consultants.