Form 10KSB/A
period 1999-12-31
IXION BIOTECHNOLOGY INC
filed 2000-05-02
CIK 943403

IXION

                            Ixion Biotechnology, Inc.
                               1999 Annual Report




 Letter To Shareholders



                                       April 28, 2000
                                     Alachua, Florida

Dear Shareholder:

         This letter, accompanied by the attached Securities and Exchange Commission filing on Form 10KSB (containing our audited financial statements), is your annual report for Ixion for the year 1999.

[Picture of Weaver H. Gaines, Chairman and CEO, and Ammon B. Peck, Ph.D., Chief Scientist, in
Dr. Peck's laboratory at the University of Florida.]


Overview - A Good Year for Ixion

         Our letter will cover highlights of last year's activities, supplemented by recent developments during the first quarter of 2000.

         In perhaps the most significant change for Ixion, during the last year, our product pipeline matured enough to shift our primary effort from doing cutting-edge research to emphasizing product and process development. As a result, we are working hard to bring at least one product, our Ox-ControlTM nutritional supplement designed to promote healthy levels of oxalate, to market during the next twelve months. The new thrust has led to an expansion in our lab staff as well as the retention of BioQuest corporation, product development and regulatory specialists.

         Our progress was made possible by the significant inflow of cash from the sale of securities and successful NIH grant applications, both of which supported our continued research and development.

Financing

         Three events improved our financing picture in the last year: significant investment from Q-Med AB (publ); a successful conclusion of our Internet direct public offering; and the award of several NIH research grants.

         Since April 1999, we have received $975,000 (at the rate of $75,000 per month) in exchange for 487,500 shares of our common stock from our collaborators, Q-Med AB (publ). Founded in 1987, Q-Med is a fast-growing, profitable Swedish company (listed on the Stockholm stock exchange) that develops, manufactures and sells natural, highly specialized medical implants. (Q-Med AB is not related to nor affiliated in any way with Q-Med, Inc., a Nasdaq-listed company.) Q-Med's products use a unique form of non-animal, stabilized hyaluronic acid. The majority of Q-Med's revenues are from Restylane(R) for cosmetic use. More information about Q-Med is available at www.q-med.com.

         Our interest in each other arose from the potential of using Q-Med's hyaluronic acid gel as an encapsulation material for islet transplantation to treat diabetes. We have an on-going joint research project with them to develop this capability.

         Q-Med has an option to acquire up to 2,700,000 shares of our stock. Their option expires in June, and we are hopeful that the option will be exercised; however, that remains to be seen.

         The public offering we commenced in December 1997, using the Internet for distribution, was oversubscribed and closed on March 31, 2000, after several amendments. We sold 150,000 shares of common stock for gross proceeds over the 27- month offering period of $600,000. We were the first biotech company to use the Internet to distribute fully-registered stock.


        Last, but not least, we successfully competed for several NIH grants during the last year, resulting in $500,000 of additional research funds for us.

Personnel Changes

         Changes in the management team over the last year include our being joined full-time by Kimberly A. Ramsey, who is our Vice President and Controller. She had been our part-time controller since 1995.

[Picture of Kimberly A. Ramsey, Vice President and Controller]

         In recognition of Dr. Harmeet Sidhu's research contribution during her five years with us, she was promoted to Vice President, retaining her position as Director of Research, Oxalate Division.

         Bengt Agerup, founder, former Managing Director, and currently Vice President of R&D at Q-Med joined our board of directors, as did Tom Stagnaro, currently an independent biotech and pharmaceutical consultant, with 30 years of experience in the management of biotechnology companies, most recently as President and CEO of 3-Dimensional Pharmaceuticals.

         Lastly, we retained Dennis Palmer, Ph.D., and Alexander Rubido, MS from the firm of BioQuest Corporation, to act as our product development and regulatory advisors. BioQuest is a biotechnology consulting company we are using to shorten the development cycle time and expenses of bringing our products to market. They will assist us in planning and executing our program and project management, our design control implementation, our regulatory and quality compliance, and our process development.

Product Development - Oxalate Products

         We have four oxalate products in development:

     o Ox-ControlO - nutritional supplement and/or probiotic to promote healthy levels of oxalate;
     o Pet food supplement to promote healthy levels of oxalate in companion animals;
     o XEntrIx O Oxalobacter formigenes Monitor - diagnostic test for the presence of the gut bacterium, O. formigenes; and
     o IxC1-62/47 - drug for the therapeutic treatment of oxalate-related diseases.

[Picture of Harmeet Sidhu, Ph.D., VP and Director of Research, Oxalate Division]

         Ox-Control,O an Oxalate-Reducing Nutritional Supplement. Ox-ControlO is an oral formulation of whole cells or enzymes from O. formigenes in an enteric coating, for use in promoting healthy levels of oxalate in the body (see the picture below). Working with a potential collaborator, we have formulated Ox-ControlTM in pill form to be taken with meals. We are now concentrating on optimization and scale-up of the manufacturing process.

[Picture of Ox-ControlTM -Enzyme version of our nutritional supplement to promote healthy levels of oxalate]


         Companion Animal Food Supplement. An additional oxalate-based product is an animal food or supplement formulated to maintain healthy levels of oxalate in companion animals, particularly dogs and cats.

         The XEntrIX TM Oxalobacter formigenes Monitor. We have used the genes from the gut bacterium, O. formigenes, to construct a DNA-based diagnostic test (the XEntrIX TM Oxalobacter formigenes Monitor) for the rapid and sensitive detection of O. formigenes in easily-collectable stool samples. Except for our XEntrIX TM Oxalobacter formigenes Monitor, there is no method of rapidly and easily detecting the presence or absence of O. formigenes in the body.

         IxC1-62/47 Enzyme Therapy for Oxalate-Related Disease. In addition to the XEntrIX TM Oxalobacter formigenes Monitor, we are developing IxC1-62/47, an orally administered therapeutic product consisting of the recombinant form of two enzymes normally found in O. formigenes. IxC1-62/47 is targeted at oxalate-related disorders including kidney stones, enteric hyperoxaluria, oxalosis, cardiomyopathy, cardio conductance disorders, cystic fibrosis, Crohn's disease, and possibly vulvodynia.

         Work on IxC1-62/47 has been proceeding well. During the last year, we worked with Amersham Pharmacia Biotech to successfully develop our commercial purification process, which is now complete.

Product Development - Diabetes

[Picture of Vijay Ramiya, Ph.D., Director of Research, Diabetes Division]

     Our planned islet replacement therapy products, both of which are in the research stage, include

     o an autologous cultured islet or stem cell service for transplantation; and
     o an implantation device consisting of both generic cultured islets and an encapsulation material.

     Autologous Cultured Islet Service. A trained surgeon will supply Ixion with a biopsy of pancreatic tissue taken from the diabetic patient. Using our proprietary methods, we will grow new insulin producing islets for that individual patient. The replacement islets will then be delivered to the surgeon for implantation to reduce the patient's requirement for daily insulin injections. This service avoids the problems of immune rejection because it uses the patient's own cells, hence no immuno-privileged encapsulation will be required.

         Generic Cultured Islet in an immuno-privileged capsule. Using our proprietary methods, we will grow generic cell lines of insulin-producing islets. These islets will then be encapsulated in an immuno-privileged material to protect the islets from attack by a patient's immune system. The encapsulated islets will be sold to surgeons for implantation to reduce a diabetic patient's requirement for daily insulin injections.

Collaborations and Research Grants

         During the last year, we were awarded four NIH grants for a total of $500,000, including

o In collaboration with Dr. Marguerite Hatch (a member of our scientific advisory board) of the University of California at Irvine, a Small Business Technology Transfer (STTR) grant to study the enteric elimination of oxalate;

o With Dr. Ross Holmes, a researcher at Wake Forest Medical School, a Small Business Innovation Research (SBIR) grant to study the digestion of food oxalate;
o



o A two-year, $200,000, Exploratory and Development grant to Dr. Vijay Ramiya, our Director of Research, Diabetes Division, to study islets from islet progenitor and stem cells for implantation; and

o With Dr. Michael Humphreys-Beher of the dental school at the University of Florida, an STTR to study the feasibility of developing a new diagnostic test for sufferers of Sjogren's Syndrom, an autoimmune disease.

         We are extremely proud of our researchers and collaborators for qualifying for four NIH grants in less than a year.

Other 1999 Milestones

         During 1999, we had several other successes, including:

o Receipt of our third issued patent and a notice of allowance from the U.S. patent office, as well as our first foreign patent for our oxalate technology. We now have three US patents, one US notice of allowance, and one foreign patent in this area.

o Receipt of our second U.S. patent and our first foreign patent for our islet technology. We now have two US and one foreign patents in this area.
o Our ground-breaking study relating to the use of islets to reverse diabetes was published in Nature Medicine, leading to world-wide favorable press coverage.

o Dr. Ammon B. Peck, our Chief Scientist, was one of the world experts invited to present at the workshop on Stem Cells and Pancreatic Development in April, jointly sponsored by the NIH, the Juvenile Diabetes Association International and the American Diabetes Association.

o Our precedent-setting study of the significance of O. formigenes in cystic fibrosis patients was published in the prestigious European journal of medicine, Lancet.
o Members of our scientific team also gave invited presentations at the Urolithiasis 2000 conference held in Cape Town, Africa.




[Picture of David C. Peck, President and CFO]

         In short, it's been another good year.

         Thank you again for your wonderful support.




                Sincerely yours,


     Weaver H. Gaines             David C. Peck
     Chairman & CEO              President & CFO

Officers, Board, Advisors, Staff...

Scientific Advisory Board

Ammon B. Peck, Ph.D.                Chairman and Ixion's Chief Scientist
Milton J. Allison, Ph.D.            Professor Microbiology, Immunology and
                                    Preventive Medicine, Iowa State University
Marguerite Hatch, Ph.D.             Professor, College of Medicine, Nephrology
                                    Division and Director of the Kidney Stone
                                    Center, University of California, Irvine
Saeedur R. Khan, Ph.D.              Associate Professor of Pathology, University
                                    of Florida College of Medicine
Desmond A. Schatz, M.D.             Medical Director, Diabetes Center, and
                                    Associate Professor of Pediatric
                                    Endocrinology at the University of Florida.
Sheldon M. Schuster, Ph.D.          Biotechnology Program Director at the
                                    University of Florida
Hans Wigzell, M.D., D. Sci.         Rector, Karolinska Institute, Stockholm,
                                    Sweden

Executive Staff

Weaver H. Gaines                    Chairman, Chief Executive Officer and
                                    Director
David C. Peck                       President, Chief Financial Officer and
                                    Director
Ammon B. Peck, Ph.D.                Senior Vice President and Chief Scientist
Harmeet Sidhu, Ph.D.                Vice President & Director of Research,
                                    Oxalate Division
Vijay K. Ramiya, Ph.D.              Director of Research, Diabetes Division
Kimberly A. Ramsey                  Vice President & Controller

Board of Directors

Bengt Agerup                        Vice President, Research and Development,
                                    Q-Med AB (publ)
Karl-E. Arfors, Ph.D.               President, Experimental Medicine, Inc.
Weaver H. Gaines                    Chairman and Chief Executive Officer, Ixion
David M. Margulies, M.D.            Director, Executive Vice President, and
                                    Chief Scientist, CareInsite, Inc.
Vincent P. Mihalik                  Senior Vice President and General Manager,
                                    Lab Systems and Molecular
                                    Biochemicals, Roche Diagnostics

David C. Peck                       President and Chief Financial Officer, Ixion
Thomas P. Stagnaro                  Pharmaceutical Consultant

Corporate Information

Headquarters:                       13709 Progress Blvd., Box 13, Alachua, FL
                                    32615
                                    Tel: 904-418-1428    Fax: 904-418-1583
                                    Email: info@ixion-biotech.com
                                    Web Site: http://www.ixion-biotech.com

Shareholder Relations:              Ted Snow, Director of Administration

                                    Tel: 904-418-1428    Fax: 904-418-1583
                                    Email: teds@biotech.ufl.org

Transfer agent & registrar: Questions regarding stockholdings, certificate replacement, and address changes should be directed to:

                                    Sun Trust Bank, Central Florida, N.A.
                                    58 Edgewood Avenue, Room 225

                                    Atlanta, Georgia 30303
                                    Tel: 404-581-1579   Fax:  404-332-3875
                                    Customer Service 800-568-3476

Independent accountants:            PricewaterhouseCoopers L.L.P.
                                            Orlando, Florida






                            Ixion Biotechnology, Inc.

                          13709 Progress Blvd., Box 13

                                Alachua, FL 32615

                                  904-418-1428



                               904-418-1583 (fax)

                               Internet Web Site:

                          http://www.ixion-biotech.com