Form 10QSB
period 2000-03-31
IXION BIOTECHNOLOGY INC
filed 2000-05-15
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2000 was 3,140,564.

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB

Part 1 - Financial Information                                             Page
                                                                           ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - March 31, 2000.............................2

         Condensed Statements of Operations - Three
         Months Ended March 31, 2000 and 1999 and
         for the period March 25, 1993
         (Date of Inception) through March 31, 2000...........................3

         Condensed Statements of Cash Flows - Three
         Months Ended March 31, 2000 and 1999 and
         for the period March 25, 1993
         (Date of Inception) through March 31, 2000...........................5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations or Plan of
         Operation............................................................8

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds............................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16

Exhibit Index................................................................16

Part I.  Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
March 31, 2000
Unaudited

                                     Assets

Current  Assets:
   Cash and cash equivalents                                     $      179,956
   Accounts receivable                                                      298
   Prepaid expenses                                                       6,075
   Other current assets                                                     500
                                                                     ----------
                 Total current assets                                   186,829
                                                                     ----------

Property and Equipment, net                                             121,799
                                                                     ----------

Other Assets:
 Patents and patents pending, net                                       389,099
    Other                                                                 7,571
                                                                     ----------
                 Total other assets                                     396,670
                                                                     ----------
                  Total Assets                                      $   705,298
                                                                     ==========

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                                 $   35,504
    Bridge loans payable to officers                                    316,400
    Current portion of notes payable                                      8,817
     Accrued expenses                                                   130,517
     Deferred rent - current                                              1,612
     Interest payable                                                    41,842
                                                                      ---------
         Total current liabilities                                      534,692
                                                                      ---------

Long-Term Liabilities:
    Notes payable                                                       710,695
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            23,540
    Deferred fees and salaries, including accrued interest              993,642
                                                                      ---------
                   Total long-term liabilities                        1,770,194
                                                                      ---------
                     Total liabilities                                2,304,886
                                                                      ---------

Capital Deficiency:
    Common stock, $.01 par value; authorized 20,000,000,
     issued and outstanding 3,102,964 shares at March 31                 31,029
        Additional paid-in capital                                    2,894,539
     Receivable from shareholder                                          6,000
    Deficit accumulated during the development stage                 (4,302,059)
    Less unearned compensation                                         (217,097)
                                                                    -----------
                  Total capital deficiency                           (1,599,588)
                                                                    -----------

Total Liabilities and Capital Deficiency                          $     705,298
                                                                   ============

See accompanying notes to condensed financial statements

                                                                 For the Period
                                                                     March 25,
Statements of Operations                                            1993 (Date
 .........                                                          of inception)
 .........                                Three Months Ended            through
 .........                                   March 31,                 March 31,
 .........                                2000          1999         2000
                                         ----           ----        -----------
 .........                                     Unaudited               Unaudited
Revenues:
  Income under research agreement  $    2,450         $    0      $    305,284
  Income from research grants          43,924              0           207,227
  Interest income                         869             48            26,422
  Other income                              0            445            18,834
                                    ---------           ----        ----------
   Total revenues                      47,243            493           557,767
                                   -----------        ------        ----------

Expenses:
  Operating, general and
   administrative                     114,088         89,001         2,029,995
  Research and development            174,383        110,354         2,310,449
  Interest                             41,443         37,170           519,382
  Total expenses                      329,914        236,525         4,859,826
                                    ---------        -------         ---------
Net Loss.                         $  (282,671)    $ (236,032)      $(4,302,059)
                                    ==========      =========        =========

Net Loss per Share (Basic)        $     (0.09)         (0.09)
                                    ==========      =========

Weighted Average Common Shares      2,990,272      2,513,991
                                    ===========    ==========
















See accompanying notes to condensed financial statements

Statements of Cash Flows

                                                                                                 For the Period
                                                                                                 March 25, 1993
                                                                  Three Months                   (Date of inception)
                                                              Ended March 31,                    through
                                                             2000           1999                   March 31, 2000
                                                              ----           ----                  -----------------
                                                                  Unaudited                           Unaudited


Cash Flows from Operating Activities:
    Net loss                                             $  (282,671)           $  (236,032)         $(4,302,059)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                               8,368                  5,200               76,536
    Amortization                                               2,410                    774               15,280
    Write-off of abandoned patents                                -                    -                  13,045
    Amortization of debt discount                             14,292                 14,292              204,852
    Stock warrants issued under license agreement                -                        -               20,465
    Stock, options or warrants issued for
       consulting services                                     1,880                      -               33,880
    Stock compensation                                        25,005                 40,725              541,306
    Decrease (increase) in prepaid expenses and
      other current assets                                    (1,852)                  (641)              (6,521)
    Decrease (increase) in accounts receivable                27,834                      -                 (177)
    Increase (decrease) in liability under
      research agreement                                           -                      -               42,317
    Increase (decrease) in accounts payable and
      accrued expenses                                       (32,381)                11,049               74,369
    Increase in deferred fees and salaries                    49,600                 64,580              967,090
    Increase in deferred rent                                  1,409                 13,783               25,151
    Increase in interest payable                               2,399                  6,590               62,219
                                                             -------                --------            ----------
         Net cash used in operating activities              (183,707)               (79,680)          (2,132,247)
                                                            ---------               ---------           -----------
Cash Flows from Investing Activities:
   Purchase of property and equipment                        (18,214)                     -             (143,685)
     Organization Costs                                           -                       -                 (436)
     Payments for patents and patents pending                (13,429)                  (113)           (401,295)
                                                            --------               --------              ---------
         Net cash used in investing activities               (31,643)                  (113)            (545,416)
                                                            --------               ---------             ---------
Cash Flows from Financing Activities:
     Loans from officers                                          -                  90,000              445,307
     Proceeds from issuance of convertible notes payable          -                       -            1,087,270
     Proceeds from issuance of common stock                 376,200                   1,000            1,508,100
     Principal reductions in notes payable                   (2,204)                 (4,897)             (41,247)
     Payment of deferred offering costs                      (1,051)                 (4,821)            (130,731)
     Payment of loan costs                                        -                       -              (11,080)
                                                             -------                  ------             --------
   Net cash provided by (used in)
               financing activities                         372,945                  81,282            2,857,619
                                                            -------                   ------           ----------
Net Increase (Decrease) In Cash and Cash Equivalents        157,595                   1,490              179,956

Cash and Cash Equivalents at Beginning of Period             22,361                  18,633                   -
                                                             ------                  ------            ---------
Cash and Cash Equivalents at End of Period            $     179,956                $  20,123         $   179,956
                                                        ===========                 ========             =======

See accompanying notes to condensed financial statements

 Notes to Condensed Financial Statements

Three  Month Period Ended March 31, 2000

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the three months ended March 31, 2000 and 1999, respectively, and for the period March 25, 1993 (date of inception) through March 31, 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1999 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 2000:

                  Deferred compensation                          $     392,500
                  Net operating loss carryforward                    1,307,500
                                                                    ----------
                  Deferred tax asset                                 1,700,000
                  Valuation allowance                            $  (1,700,000)

                  Net deferred tax asset                         $          0
                                                                  ============
3.       Stock Options:

     On January 1, 2000, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 8,000 shares of Common Stock at an exercise price of $4.00 per share. Stock options are exercisable only when vested. Options vest at the rate of 20% per year and are exercisable generally within ten years after date of grant.

4.       Stockholder's Equity

     The Company has sold 150,000 shares and received gross proceeds of $600,000 through March 31, 2000 in the public offering that commenced December 10, 1997 and terminated on March 31, 2000. Offering costs of $135,870 have been offset against the proceeds of the offering through the termination date of the offering, March 31, 2000.

     Through March 31, 2000, Q-Med, A.B. has been issued a total of 450,000 shares of restricted common stock for $900,000 as part of the on-going transaction with Q-Med.

     Because there are not yet revenues from operations, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, research grants or through other sources.

     The Company's ability to continue as a going concern depends upon obtaining additional financing; however, there can be no assurance that the Company will be successful in obtaining the required financing.

5.    Related Party Transactions

     The Chairman/Chief Executive Officer and President of the Company each entered into a revolving agreement to extend the Company bridge loans. Interest on bridge loans is at 8%, but can be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. In March, the officers purchased 24,650 shares of common stock in the public offering at the public offering price of $4.00 per share. In payment, the officers cancelled $98,600 in principal amount of the bridge loans. This transaction was treated as a repayment of debt and subsequent equity investment, having no income or cash flow effect. At March 31, 2000, $356,445 in principal and interest was outstanding under these agreements and is due on demand. These officers have no commitment to lend additional funds in the future.

6.    Subsequent Events

     From April 1, 2000 through April 24, 2000, the Company received an additional $75,000 from Q-Med in exchange for 37,500 shares of restricted common stock.

     On April 1, 2000, options to purchase 86,900 at $4.00 per share were issued to current holders of options with exercise prices greater than $4.00 per share. Acceptance of the new options was conditioned on an agreement shortening the term of the old options to December 31, 2000. The new options expire ten years from the date of issue and immediately vest the same number of shares that were fully vested under the old options on April 1, 2000. The remaining unvested shares will vest under the same schedule as the old options.

Special Note Regarding Forward-Looking Statements

         This quarterly report on Form 10-QSB of Ixion Biotechnology, Inc. for the quarter ended March 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Part I, Item 2, Management's Discussion and Analysis or Plan of Operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; labor difficulties; competition for customers in the biotechnology and pharmaceutical industries; the costs of research and development of chemical compounds and products; and changes in and compliance with governmental regulations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

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

         Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. In June 1998, we reached an agreement in principal with the University of Florida Diagnostic Referral Laboratories for them to provide a service to physicians using our molecular diagnostic test, the XEntrIx TM Oxalobacter formigenes Monitor. We have received no revenue to date under this agreement, and a definitive agreement has not been executed. We do not expect any of our drug or device product candidates, which require regulatory approval, to be commercially available for at least several years; however our nutritional supplement product, OX-Control(TM), is scheduled for launch in 2000. From inception through March 31, 2000, we incurred cumulative losses of $4,302,059. These losses were due primarily to expenditures on research and development, patent preparation and prosecution, general and administrative activities, and interest charges.

     We expect to continue to incur substantial research and development costs resulting from

o        ongoing research and development programs,
o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

     We also expect that general and administrative costs, including

o        amortization of patents,
o        costs of additional administrative personnel;
o legal and regulatory costs necessary to support preclinical development and clinical trials, and
o costs associated with the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

         Our operating expenses will depend on several factors, including the level of research and development expenses and our success in raising capital. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, we believe that period-to-period comparisons in the future are not necessarily meaningful

Results of Operations

Three Months Ended March 31, 2000 and 1999

         Total revenues increased from $493 in the first quarter of 1999 to $47,243 in the first quarter of 2000 mainly as a result of the following:

o        Three NIH research contracts;
o        One research support agreement, with corporate collaborators.
o An increase in interest income generated from the investment of increased cash flows.

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

         Operating, general, and administrative expenses increased 30% from $89,001 in the first quarter of 1999 to $115,605 in the first quarter of 2000. These increased expenses reflect:

o        increased personnel and related payroll expenses
o        increased supplies and computer-related expenses
o        increased utilities usage
o        increase in travel
o        support of increased research activities.

We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative personnel.

         Research and development expenditures consist primarily of:

o        payroll-related expenses of  research and development personnel
o        laboratory and animal supplies
o        laboratory rent and associated utilities
o        depreciation on laboratory equipment
o        development activities
o        payments for sponsored research
o        scientific advisors
o        regulatory consultants fees
o interest on the purchase of laboratory equipment and deferred fees and salaries for research personnel
o        amortization of capitalized patent costs.

           Research and development expenses increased 57% from $110,384 in the first quarter of 1999 to $172,867 in the first quarter of 2000. These increased expenses reflect

o        increased laboratory personnel and related payroll expenses

o        increased laboratory rent and associated utilities
o interest charges on the purchase of lab equipment and on deferred fees and salaries
o        increased consultant's fees
o        increased laboratory-related supplies and expenses
o        increased amortization of patents
o        increased depreciation on laboratory equipment

offset somewhat by a reduction in regulatory and preclinical expenses. Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above.

          Interest expense is comprised only of non-R&D-related interest. R&D-related interest is accounted for as an expense under research and development. Interest expense increased 11% from $37,170 in the first quarter of 1999 to $41,443 in the first quarter of 2000 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred administrative fees and salaries, including deferred interest, payable to related parties.

Liquidity and Capital Resources

         During the first quarter of 2000, our development activities have been funded primarily by the proceeds from the offering, research grants and agreements, and $225,000 invested by Q-Med in exchange for 112,500 shares of common stock. Through April 15, 2000 we have received a total of $975,000 in investments from Q-Med, A.B. and issued a total of 487,500 shares of common stock in accordance with the agreement in principle with Q-Med, A.B. We do not have any bank financing arrangements. Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and our unsecured convertible notes. Our executive officers continue to defer a portion of their fees and salaries each month.

         The Company has sold 150,000 shares and received gross proceeds of $600,000 through March 31, 2000 in the public offering that commenced December 10, 1997 and terminated on March 31, 2000. In March, the officers purchased 24,650 shares of common stock in the public offering at the public offering price of $4.00 per share. In payment, the officers cancelled $98,600 in principal amount of the bridge loans

         On June 5, 1999, we were awarded a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology entitled "Enteric Elimination of Oxalic Acid". We began drawing on these funds in July, 1999. We subcontracted a large portion of the grant to the University of California, Irvine, but there is $4,600 still remaining available during the second quarter of 2000 to support oxalate research at Ixion. In September 1999 we also received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We have subcontracted $25,000 under this grant, but have approximately $133,000 available to support diabetes research through August 31, 2001. In February 2000 we received notice that we had been awarded another $100,000 NIH Phase I grant under the SBIR program for research in our oxalate technology entitled "Digestion of Food Oxalate". We began drawing on these funds in February. We have subcontracted approximately $30,000 to Wake Forest University, but have approximately $66,000 available to support oxalate research at Ixion through February 28, 2001. In March 2000 we received notice of an additional NIH SBIR award for research entitled "M3
Receptor: Diagnostic Marker for Sjogren's Syndrome". We will subcontract $45,000 to the University of Florida, leaving approximately $55,000 to support Ixion research through September 2000. We have other grant applications pending.

         It has not been necessary to borrow additional funds from officers since the first quarter of 1999. The bridge loans total $356,445 at March 31, 2000, including accrued interest, and are due on demand. Interest on the bridge loans from officers is currently at 8% but can be reset annually, at the election of either party, to the prime rate in effect on January 1 of any given year, plus 3%. We have no agreement with the officers to advance further funds, however, the officers have funded operating requirements voluntarily, in the past, to meet working capital needs. Although additional bridge loans may not be necessary in 2000 because of the Q-Med transaction, and awarded and pending NIH grants, we cannot assure you that, should such loans be necessary in the future, the officers will continue to voluntarily fund them.

         At March 31, 2000, we had $179,956 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

         Through March 31, 2000, we have paid offering-related expenses of $135,870 which have been applied against the proceeds of the public offering. We expect further offering-related expenses to be modest.

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

         We expect that annual lease expenses, which include repayment of funds provided by lessor for tenant improvements and an emergency generator, to be approximately $104,000 for 2000. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $100,000 of capital laboratory equipment in the coming year.

         We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

o the exercise of Q-Med's option to acquire approximately $5.4 million of Ixion stock on or before July 1, 2000.
o the successful commercialization of Ox-Control(TM)(our nutritional supplement) the XEntrIx(TM)Oxalobacter formigenes Monitor (our diagnostic test), and IxC1-62/47 (our lead therapeutic compound),
o the successful commercialization of our islet replacement therapy products,
o        progress in our product development efforts,
o        the magnitude and scope of development efforts,
o        progress with preclinical studies and clinical trials,
o        the cost of contract manufacturing and research organizations,
o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights,
o        competing technological and market developments, and
o the development of strategic alliances for the development and marketing of our products

         We cannot assure you that Q-Med will exercise its option on or before July 1, 2000, or that it will otherwise complete the contingent elements of the pending transaction on satisfactory terms, or at all. In the event our plans change or our assumptions change or prove to be inaccurate or we fail to complete the Q-Med transaction, we will require additional financing. We will be required to obtain additional funds in any event through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. We do not have any material committed sources of additional financing. We cannot assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to further delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

Product Research and Development Plan

         Our plan of operation for 2000 consists primarily of research and development and related activities, resources permitting, including:

o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation
o        differential gene expression studies on differentiated islet cells;
o further research into encapsulation materials for transplantation of islets;
o development of OX-Control(TM), a nutritional supplement product not requiring regulatory approval;
o further preclinical development of a quantitative and/or kit version of our molecular diagnostic test, the XEntrIx TM) Oxalobacter formigenes Monitor,
o further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
o        continuing the prosecution and filing of patent applications
o        hiring additional employees.

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

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         As of March 31, 2000, a total of 150,000 shares of common stock at an aggregate price of $600,000 have been sold in the public offering. From the effective date of the offering to March 31, 2000, $200 in expenses and $2,682 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through March 31, 2000, amounted to $132,988, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

         Net offering proceeds as of March 31, 2000 amounted to $464,130. The net proceeds were used entirely to fund the operations of the Company as reflected in the financial statements included elsewhere in this report. The use of proceeds still to be received from the offering is not expected to vary materially from the use of proceeds described in the amended registration statement

         The consulting agreement with Dr. Ammon B. Peck, chief scientist, was renewed as of March 6, 2000 and terminates on December 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

Exhibit           Description                                              Page

  (2)            Plan of Acquisition, Reorganization, Arrangement,
                 Liquidation or Succession                                 None

  (3)           Articles of Incorporation                                  None

  (4)           Instruments defining the Rights of Security Holders        None

*10.45 Consulting Agreement with Dr. Ammon B. Peck, dated March 6, 2000

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

                           Ixion Biotechnology, Inc.


Dated: May 15, 2000        By: /s/ Weaver H. Gaines
                              ----------------------
                           Weaver H. Gaines

                           Chairman and Chief Executive Officer

Dated: May 15, 2000        By: /s/ David C. Peck
                               -----------------
                               David C. Peck
                               President and Chief Financial Officer
                               (Principal Financial Officer)

Dated: May 15, 2000        By: /s/ Kimberly A. Ramsey
                               ----------------------
                                Kimberly A. Ramsey
                                Vice President and Controller
                                (Principal Accounting Officer)

         Exhibit Index

Exhibit        Description                                                 Page

   (2)         Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession                                   None

   (3)         Articles of Incorporation                                   None


   (4)         Instruments defining the Rights of Security Holders         None

  *10.45 Consulting Agreement with Dr. Ammon B. Peck, dated March 6, 2000

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


   *Filed herewith