Form 10QSB
period 2000-06-30
IXION BIOTECHNOLOGY INC
filed 2000-08-15
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of August 11, 2000 was 6,788,996.

================================================================================

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB


Part 1 - Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - June 30, 2000...............................3

         Condensed Statements of Operations - Three Months and Six Months Ended June 30, 2000 and 1999 and for the period March 25, 1993
         (Date of Inception) through June 30, 2000.............................4

         Condensed Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999 and for the period March 25, 1993
         (Date of Inception) through June 30, 2000.............................6

         Notes to Condensed Financial Statements...............................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations or Plan of Operation.......................9

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................22

Exhibit Index.................................................................22

Part I.  Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
June 30, 2000
Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                                $         192,292
   Restricted Cash                                                     48,000
   Accounts receivable                                                      9
   Prepaid expenses                                                     6,834
   Other current assets                                                   500
                                                            -----------------
                 Total current assets                                 247,635
                                                            -----------------

Property and Equipment, net                                           131,540
                                                            -----------------
Other Assets:
    Patents and patents pending, net                                  393,652
    Other                                                               7,539
                                                            -----------------
                 Total other assets                                   401,191
                                                            -----------------
                  Total Assets                              $         780,366
                                                            =================

                       Liabilities and Capital Deficiency

Current Liabilities:
    Accounts payable                                        $          57,058
    Bridge loans payable to officers                                  312,400
    Current portion of notes payable                                   56,817
    Accrued expenses                                                  119,720
    Deferred rent - current                                             1,612
    Interest payable                                                   48,352
                                                            -----------------
         Total current liabilities                                    595,959
                                                            -----------------

Long-Term Liabilities:
    Notes payable                                                     722,783
    Liability under research agreement                                 42,317
    Deferred rent, including accrued interest                          24,949
    Deferred fees and salaries, including accrued interest          1,027,796
                                                            -----------------
                   Total long-term liabilities                      1,817,845
                                                            -----------------
                     Total liabilities                              2,413,804
                                                            -----------------

Capital Deficiency:
    Common stock, $.01 par value; authorized 20,000,000, is
       outstanding 3,102,964 shares at June 30                         32,158
    Common stock warrants outstanding                                  35,494
    Additional paid-in capital                                      3,084,117
    Deficit accumulated during the development stage               (4,593,115)
    Less unearned compensation                                       (192,092)
                                                            -----------------
                  Total capital deficiency                         (1,633,438)
                                                            -----------------

Total Liabilities and Capital Deficiency                    $         780,366
                                                            =================

See accompanying notes to condensed financial statements

Statements of Operations

                                                          Three Months Ended
                                                              June 30,
                                                    2000                 1999
                                                   -----------   ------------
                                                             Unaudited
Revenues:
   Income from research grants                     $    83,214   $          0
   Interest income                                       2,762            915
   Other income                                              0            250
                                                   -----------   ------------
            Total revenues                              85,976          1,165
                                                   -----------   ------------

Expenses:
  Operating, general and administrative                128,259         88,085
  Research and development                             202,738        129,514
  Interest                                             46,035          37,559
                                                   -----------   ------------
                 Total expenses                        377,032        255,158
                                                   -----------   ------------
Net Loss.                                          $  (291,056)  $   (253,993)
                                                   ===========   ============

Basic and Diluted Net Loss per Share               $     (0.09)  $      (0.10)
                                                   ===========   ============

Weighted Average Common Shares                       3,160,482      2,514,014
                                                   ===========   ============





















See accompanying notes to condensed financial statements



                                                Statement of Operations

                                                                                    For the Period
                                                                                  March 25, 1993
                                                                                     (Date of
                                                                                    inception)
                                                         Six Months Ended             through
                                                              June 30,                June 30,
                                                       2000          1999               2000
                                                   -----------   ------------       -----------
                                                            Unaudited                Unaudited
Revenues:
   Income under research agreement                $    2,450    $         0        $  305,284
   Income from research grants                       127,139              0           290,442
   Interest income                                     3,631            963            29,184
   Other income                                            0            695            18,834
                                                  -----------   ------------       -----------
            Total revenues                            133,220          1,658           643,744
                                                  -----------   ------------       -----------

Expenses:
  Operating, general and administrative               237,616        178,819         2,153,523
  Research and development                            381,853        238,166         2,517,919
  Interest                                             87,478         74,729           565,417
                                                  -----------   ------------       -----------
                 Total expenses                       706,947        491,714         5,236,859
                                                  -----------   ------------       -----------


Net Loss                                          $  (573,727)  $   (490,056)      $(4,593,115)
                                                  ===========   ============       ===========

Basic and Diluted Net Loss per Share              $     (0.19)  $      (0.19)
                                                  ===========   ============

Weighted Average Common Shares                      3,075,077      2,514,001
                                                  ===========   ============





















See accompanying notes to condensed financial statements


Statements of Cash Flows


                                                                                               For the Period
                                                                                                March 25, 1993
                                                                     Six Months              (Date of inception)
                                                                   Ended June 30,                   through
                                                          2000                      1999         June 30, 2000
                                                      ------------              -------------   --------------
                                                                     Unaudited                     Unaudited
Cash Flows from Operating Activities:
  Net loss                                            $   (573,727)             $   (236,032)   $  (4,593,115)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation                                        14,982                     5,200           83,150
        Amortization                                         3,766                       774           16,636
        Write-off of abandoned patents                           0                         0           13,045
        Amortization of debt discount                       28,584                    14,292          219,144
        Stock warrants issued under license agreement          -                         -             20,465
        Stock, options/warrants issued for consulting
         services                                            3,081                       -             35,081
        Stock compensation                                  50,010                    40,725          566,311
        Decrease (increase) in prepaid expenses and other
          current assets                                    (2,490)                     (641)          (7,159)
        Decrease (increase) in accounts receivable          28,002                       -                 (9)
        Increase (decrease) in liability under research
          agreement                                            -                         -             42,317
        Increase (decrease) in accounts payable and
          accrued expenses                                 (16,487)                   11,049          190,263
        Increase in deferred fees and salaries              83,754                    64,580        1,001,244
        Increase in deferred rent                            2,818                    13,783           26,560
        Increase in interest payable                         8,911                     6,590           68,731
                                                      ------------              ------------    -------------
               Net cash used in operating activities      (368,796)                  (79,680)      (2,317,336)
                                                      ------------              ------------    -------------

Cash Flows from Investing Activities:
  Purchase of property and equipment                       (34,569)                      -           (160,040)
  Organization Costs                                           -                         -               (436)
  Transfer to restricted cash                              (48,000)                      -            (48,000)
  Payments for patents and patents pending                 (19,306)                     (113)        (407,172)
                                                      ------------              ------------    -------------
               Net cash used in investing activities      (101,875)                     (113)        (615,648)
                                                      ------------              ------------    -------------

Cash Flows from Financing Activities:
  Loans from officers                                          -                      90,000          445,307
  Proceeds from issuance of note payable                    48,000                       -             48,000
  Proceeds from issuance of convertible notes
   payable                                                     -                         -          1,087,270
  Proceeds from issuance of common stock                   603,200                     1,000        1,735,100
  Principal reductions in notes payable                     (4,408)                   (4,897)         (43,451)
  Payment of deferred offering costs                        (6,190)                   (4,821)        (135,870)
  Payment of loan costs                                        -                         -            (11,080)
                                                      ------------              ------------    -------------
               Net cash provided by (used in)
                financing activities                       640,602                    81,282        3,125,276
                                                      ------------              ------------    -------------

Net Increase (Decrease) In Cash and Cash Equivalents       169,931                     1,490          240,292

Cash and Cash Equivalents at Beginning of Period            22,361                    18,633              -
                                                      ------------              ------------    -------------
Cash, Cash Equivalents and Restricted Cast at
 End of Period                                        $    240,292              $     20,123    $     240,292
                                                      ============              ============    =============

See accompanying notes to condensed financial statements

                     Notes to Condensed Financial Statements
                      Six Month Period Ended June 30, 1999

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the six months ended June 30, 2000 and 1999, respectively, and for the period March 25, 1993 (date of inception) through June 30, 2000, have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1999 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Notes Payable:

     On June 23, 2000, the company borrowed $48,000 on a Commercial Fixed Rate Promissory Note at 7.83% and collateralized by a $48,000 CD earning 5.83%. The note requires five interest-only payments, and a final payment of the unpaid principal balance plus accrued interest on December 23, 2000. There is no prepayment penalty.

3.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of June 30, 2000:

                  Deferred compensation                $  (406,000)
                  Net operating loss carryforward        1,817,000
                                                       -----------
                  Deferred tax asset                     1,411,000
                  Valuation allowance                  $(1,411,000)
                                                       -----------
                  Net deferred tax asset               $         0
                                                       ===========

4.    Stock Options:

     On January 1, 2000, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 8,000 shares of Common Stock at an exercise price of $4.00 per share. Stock options are exercisable only when vested. Options vest at the rate of 20% per year and are exercisable generally within ten years after date of grant.

     On April 1, 2000, the Company granted options to purchase 86,900 shares of Common Stock at an exercise price of $4.00 per share, conditioned on an agreement to shorten the term of existing options with an exercise price of $10.00 per share. This transaction is discussed further under note 7.

5.    Stockholder's Equity

     The Company has sold 150,000 shares and received gross proceeds of $600,000 through June 30, 2000 in the public offering that commenced December 10, 1997 and terminated on March 31, 2000. Offering costs of $135,870 have been offset against the proceeds of the offering through the termination date of the offering,

     March 31, 2000.


     Through June 30, 2000, Q-Med, A.B. has been issued a total of 562,500 shares of restricted common stock for $1,125,000 as part of the on-going transaction with Q-Med.

     Because the Company does not yet have revenues from operations, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners, research grants or through other sources.

     The Company's ability to continue as a going concern depends upon obtaining additional financing; however, there can be no assurance that the Company will be successful in obtaining the required financing.


6.    Related Party Transactions

     The Chairman/Chief Executive Officer and President of the Company each entered into a revolving agreement to extend the Company bridge loans. Interest on bridge loans is at 8%, but can be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. In March, the officers purchased 25,650 shares of common stock in the public offering at the public offering price of $4.00 per share. In payment, the officers cancelled $102,600 in principal amount of the bridge loans. This transaction was treated as a repayment of debt and subsequent equity investment, having no income effect. At June 30, 2000, $312,400 was outstanding under these agreements and was due on demand. These officers have no commitment to lend additional funds in the future. See note 7.

7.    Subsequent Events

     On July 14, 2000 Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB (publ) exercised the option granted in September 1999 to acquire 3,337,500 of the Company's common stock for cash of $6,675,000 and certain other consideration pursuant to a stock purchase agreement. At closing, Qvestor paid cash of $3,321,697 and Q-Med agreed to a world-wide, non-exclusive, royalty free license of its hyaluronic acid technology for use with the Company's islet technology. The balance of the $6,675,000 cash portion of the purchase price will be paid not later than July 14, 2001. On July 14, 2000, Q-Med already owned 562,500 shares of the Company's common stock, which, together with the Qvestor purchase, brings the Q-Med group's total common stock ownership to 3,900,000, or approximately 59% of the Company's outstanding shares.

     At the closing in connection with the stock purchase agreement, $1,028,763 in deferred fees and salaries due to officers and employees were satisfied through the issuance of 236,192 shares of restricted common stock and the payment of $84,000 in cash. 62,289 shares vest immediately; 50% of the balance vest after one year, and 1/12 of 50% vest monthly thereafter. Also at the closing, $358,957 in bridge loans and accrued interest were re-paid to the officers. Following this repayment, no bridge loans remain outstanding.

     On July 14, 2000, under the Board Retainer Plan, the Audit and Benefits Committee awarded 17,000 shares of restricted common stock to members of the board of directors and members of the Scientific Advisory Board and 7,800 shares to officers and employees. Also, the Audit and Benefits Committee granted options to purchase 12,500 shares at an exercise price of $4.00 per share to employees under the 1994 Stock Option Plan. The Committee also declared a discretionary bonus for 1999-2000 payable to consultants and employees of $92,000.

     On April 1, 2000, options to purchase 86,900 shares at $4.00 per share were issued to then holders of options with exercise prices greater than $4.00 per share. Acceptance of the new options was conditioned on an agreement that the old options would expire on December 31, 2000. On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), an interpretation of APB Opinion

     No. 25, which included a provision under which the curtailment of the old options triggered a requirement for "variable award" accounting for these 86,900 options. In light of this new interpretation, the Audit and Benefits Committee elected to cancel the April 1, 2000 options, and issue, in their place, 8,690 shares of common stock to the option holders. The Company will recognize a stock compensation charge for the intrinsic value of the 8,690 shares of common stock on the date they are issued or earned.

     On August 8, 2000, the Company signed an amendment to the current lease, which increases total laboratory and office space by 2,661 square feet; increases the annual lease by approximately $32,500; and exercises the first option to extend the lease term for one additional year. Total improvements required for the new laboratory will total approximately $10,000.



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

         Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. We do not expect any of our drug or device product candidates, which require regulatory approval, to be commercially available for at least several years; however our nutritional supplement product, OX-Control(TM), is scheduled for launch in 2001. From inception through June 30, 2000, we incurred cumulative losses of $4,593,115. These losses were due primarily to expenditures on research and development, patent preparation and prosecution, general and administrative activities, and interest charges.

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

         Our operating expenses will depend on several factors, including the level of research and development expenses and our success in raising additional capital. Planned levels of research and development may be maintained without any additional capital infusion through the end of 2001. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, we believe that period-to-period comparisons in the future are not necessarily meaningful

Product Research and Development Plan

         Our plan of operation for the remaining year 2000 consists primarily of research and development and related activities, including:

          o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
          o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation
          o    differential  gene  expression  studies on  differentiated  islet cells;
          o further research into encapsulation materials for transplantation of islets;
          o development of OX-Control(TM), a nutritional supplement product not requiring regulatory approval;
          o further preclinical development of a kit version of our molecular diagnostic test, the XEntrIx (TM) Oxalobacter formigenes Monitor,
          o further preclinical development of our oxalate therapeutic compound, IxC1-62/47;
          o    continuing the prosecution and filing of patent applications
          o    hiring additional employees.

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

Results of Operations

Three Months Ended June 30, 2000 and 1999

                ===========================================================
                    Summary of Operations - Three Months Ended June 30,
                                           2000         1999       Percent
                                                                   change
                                     --------------------------------------
                Revenues                   85,976        1,165       7,280%
                Expenses                  377,032      255,158          50%
                                        ---------    ---------
                  Net Loss               (291,056)    (253,993)         17%
                                         --------     --------

                ===========================================================

         Total revenues increased from $1,165 in the second quarter of 1999 to $85,976 in the second quarter of 2000 mainly as a result of the following:

          o    Three active NIH research contracts:

               o    "Enteric Elimination of Oxalic Acid",
               o "Islets from Islet Progenitor/Stem Cells for Implantation", and
               o    "Digestion of Food Oxalate"
          o An increase in interest income generated from the investment of increased cash flows.

          We expect revenue to continue to increase in 2000 because of

          o    two NIH grants awarded in 1999
               o    "Digestion of Food Oxalate" and
               o "Islets from Islet Progenitor/Stem Cells for Implantation" which, together, will provide approximately $85,000 of income during the remainder of 2000,
          o the renewal of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 beginning on September 1, 2000,
          o another NIH grant, entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome," with payments to begin on August 1, 2000, for $100,000,
          o    further activity under the research support agreements,
          o increased interest income from investments of excess cash generated from increased cash flows.


================================================================================
           Comparison of G&A Expenses - 2nd Qtr 2000 vs. 2nd Qtr 1999

                 [GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                       2nd Qtr        2nd Qtr
                                        1999           2000
                                        as of          as of      Percent
                                       6/30/99        6/30/00      Change
                                       -------        -------     --------
Payroll & Related                    $  32,225      $  51,831       60.84%
Professional                             7,905         17,482      121.15%
Office & computer supplies               4,298          9,831      128.73%
Advertising                              1,605          3,889      142.27%
Director's Fees                          6,000          8,600       43.33%
Deprec & Amort                           2,986          3,943       32.05%
Rent & Utilities                         2,995          3,774       26.04%
Travel, Meals & Ent.                     7,465          4,551      -39.03%
Other G&A                               22,084         24,358       10.30%


================================================================================


         Operating, general, and administrative expenses increased 46% from $88,085 in the second quarter of 1999 to $128,259 in the second quarter of 2000. These increased expenses reflect an increase in the scale of operations, including:

     o    increased personnel and related payroll expenses,
     o    increased professional fees, including accounting and legal expenses ,
     o    increased director's fees,

     o    increased supplies and computer-related expenses,
     o    increased utilities usage,
     o    support of increased research activities,

offset somewhat by a reduction in travel, meals and entertainment and other miscellaneous operating expenses.

     We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative personnel.


================================================================================
           Comparison of R&D Expenses - 2nd Qtr 2000 vs. 2nd Qtr 1999

             {GRAHPIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                       2nd Qtr        2nd Qtr
                                        ended          ended       Percent
                                       6/30/00        6/30/99      Change
                                       -------        -------     --------
Payroll & Related                    $  58,773      $  49,495       18.75%
Consultants                             64,986         12,500      419.89%
Supplies & Animal costs                 34,736         16,659      108.50%
Rent & Utilities                        19,638         17,412       12.79%
Deprec & Amort                           9,071          5,985       51.56%
Scientific Advisors                      6,000         25,000      -76.00%
R&D-related Interest                     4,153          2,491       66.71%
Other R&D                                5,381            495      986.76%


================================================================================


          Research and development expenditures consist primarily of:

          o    payroll-related expenses of research and development personnel,
          o    laboratory and animal supplies,
          o    laboratory rent and associated utilities,
          o    depreciation on laboratory equipment,
          o    development activities,
          o    payments for sponsored research,
          o    scientific advisors,
          o    regulatory consultants fees,
          o interest on the purchase of laboratory equipment and deferred fees and salaries for research personnel,
          o    amortization of capitalized patent costs.

           Research and development expenses increased 57% from $129,514 in the second quarter of 1999 to $202,738 in the second quarter of 2000. These increased expenses reflect an increase in the scale of operations, including

          o    increased  laboratory  personnel  and related  payroll  expenses,
          o    increased fees to regulatory consultants,
          o    increased laboratory-related supplies and expenses,
          o    increased laboratory rent and associated utilities,
          o interest charges on the purchase of lab equipment and on deferred fees and salaries,
          o    increased amortization of patents,

          o    increased depreciation on laboratory equipment,

offset somewhat by a reduction in regulatory and preclinical expenses, and scientific advisors fees. Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of the completion of the Q-Med Transaction, described below.

          Interest expense is comprised only of non-R&D-related interest. R&D-related interest is accounted for as an expense under research and development. Interest expense increased 23% from $37,559 in the second quarter of 1999 to $46,035 in the second quarter of 2000 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred administrative fees and salaries, including deferred interest, payable to related parties.


Six Months Ended June 30, 2000 and 1999

================================================================================
                Summary of Operations - Six Months Ended June 30,

                                                      Percent
                             2000          1999        Change
                           -------       -------      -------
Revenues                   133,220         1,658       7,935%
Expenses                   706,947       491,714          45%
                           -------       -------
  Net Loss                (573,727)     (490,056)         18%
                           -------       -------


================================================================================

         Total revenues increased from $1,658 in the first half of 1999 to $133,220 in the first half of 2000 mainly as a result of the following:

          o    three active NIH research contracts:

               o    "Enteric Elimination of Oxalic Acid",
               o "Islets from Islet Progenitor/Stem Cells for Implantation", and
               o    "Digestion of Food Oxalate"
          o    one research support agreement, with corporate collaborators, and
          o an increase in interest income generated from the investment of increased cash flows.

          We expect revenue to continue to increase in 2000 as a result of


          o    two NIH grants awarded in 1999

               o    "Digestion of Food Oxalate"

               o "Islets from Islet Progenitor/Stem Cells for Implantation" both of which, together, will provide approximately $85,000 of income during the remainder of 2000,
          o the renewal of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 beginning on September 1, 2000,
          o another NIH grant, entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome" , with payments to begin on August 1, 2000, for $100,000,
          o    further activity under the research support agreements,
          o increased interest income from investments of excess cash generated from increased cash flows.


================================================================================

        Comparison of G&A Expenses Six Months Ended 06/30/00 vs. 06/30/99

                [GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                     Six Months      Six Months
                                        Ended          Ended       Percent
                                       6/30/00        6/30/99      Change
                                       -------        -------     --------

Payroll & Related                      102,152         60,853       67.87%
Advertising                              8,524          1,301      555.06%
Office & computer supplies              14,334          6,215      130.63%
Deprec & Amort                           7,806          4,596       69.84%
Director's Fees                         17,200         12,000       43.33%
Rent & Utilities                         7,669          5,989       28.05%
Professional                            23,460         29,559      -20.63%
Travel, Meals & Ent.                     7,704         12,185      -36.78%
Other G&A                               48,768         43,865       11.18%


================================================================================


         Operating, general, and administrative expenses increased 36% from $178,819 in the first half of 1999 to $237,616 in the first half of 2000. These increased expenses reflect an increase in the scale of operations, including:

          o    increased personnel and related payroll expenses,
          o increased directors fees as a result of the addition of Board members and increased responsibilities of members of the Audit and Benefits Committee,
          o    increased advertising and trade show expenses,
          o    increased supplies and computer-related expenses,
          o    increased utilities usage,
          o    support of increased research activities,

offset somewhat by a decrease in professional fees including accounting and legal expenses, travel, meals and entertainment expenses.

     We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative personnel.


================================================================================

                Comparison of R&D Expenses 06/30/00 vs. 06/30/99

             {GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:}


                                                                   Percent
                                       6/30/00        6/30/99      Change
                                       -------        -------      -------
Payroll & Related                      122,282         90,921       34.49%
Consultants                            116,205         25,000      364.82%
Supplies & Animal costs                 55,142         20,115      174.13%
Rent & Utilities                        39,901         35,307       13.01%
Deprec & Amort                          17,660         10,349       70.65%
Scientific Advisors                     12,000         50,000      -76.00%
R&D-related Interest                     8,122          4,853       67.36%
Travel                                   4,412          1,947      126.60%
Other R&D                                6,128          1,929      217.75%


================================================================================


         Research and development expenditures consist primarily of:

          o    payroll-related expenses of research and development personnel,
          o    laboratory and animal supplies,
          o    laboratory rent and associated utilities,
          o    depreciation on laboratory equipment,
          o    development activities,
          o    payments for sponsored research,
          o    scientific advisors fees,
          o    regulatory consultants fees,
          o interest on the purchase of laboratory equipment and deferred fees and salaries for research personnel,
          o    amortization of capitalized patent costs.

           Research and development expenses increased 61% from $238,166 in the first half of 1999 to $381,853 in the first half of 2000. These increased expenses reflect an increase in the scale of operations, including

          o    increased laboratory personnel and related payroll expenses,
          o    increased laboratory rent and associated utilities,
          o    increased regulatory consultant's fees,
          o interest charges on the purchase of lab equipment and on deferred fees and salaries,
          o    increased laboratory-related supplies and expenses,
          o    increased amortization of patents,
          o    increased depreciation on laboratory equipment,
          o    increased travel by laboratory personnel,

offset somewhat by a reduction in regulatory and preclinical expenses and scientific advisors fees. Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of the Q-Med transaction described below.

          Interest expense is comprised only of non-R&D-related interest. R&D-related interest is accounted for as an expense under research and development. Interest expense increased 17% from $74,729 in the first half of 1999 to $87,478 in the first half of 2000 due primarily to interest on bridge loans from officers, and the compounding of interest on deferred administrative fees and salaries, including deferred interest, payable to related parties.

Liquidity and Capital Resources

         The company's capital requirements relate primarily to research and development activities and working capital requirements. The Company's research activities and working capital requirements have been influenced mainly by cash availability. Historically, the company has funded its cash requirements primarily through equity financing and research grants.

         The Company generated approximately $218,000 in cash, an approximate $216,000 increase over the same period in 1999. Approximately $644,000 was provided by financing activities, while approximately $54,000 was used for investing purposes and approximately $372,000 was used for operating activities.

         During the first half of 2000, our development activities have been funded primarily by the proceeds from the offering, research grants and agreements, and $562,500 invested by Q-Med in exchange for 281,250 shares of common stock, pursuant to the Q-Med transaction described below. Through July 14, 2000 we have received a total of $3,884,197 in cash investments and $3,353,303 in the form of a shareholder receivable from Q-Med, A.B. and issued a total of 3,900,000 shares of common stock pursuant to the Q-Med Transaction described below.

         The Company secured a $48,000 commercial fixed rate promissory note with SunTrust Bank, at a 7.83% interest rate and collateralized by a six-month CD for the same amount paying 5.83% interest. The promissory note calls for 5 monthly interest payments and a final payment of the unpaid principal balance plus accrued interest on December 23, 2000. There is no prepayment penalty.

         Our long-term indebtedness consists primarily of deferred fees and salaries payable to related individuals and unsecured convertible notes. On July 14, 2000 the total $1,028,763 in deferred fees and salaries were converted into a total of 236,192 shares of restricted common stock and $84,000 in cash. The shares vest 50% after one year, monthly thereafter, up to 100% after two years.

         The Company has sold 150,000 shares and received gross proceeds of $600,000 through June 30, 2000 in the public offering that commenced December 10, 1997 and terminated on March 31, 2000. Through June 30, 2000, we have paid offering-related expenses of $135,870 which have been applied against the proceeds of the public offering. The officers purchased 25,650 shares of common stock in the public offering at the public offering price of $4.00 per share. In payment, the officers cancelled $102,600 in principal amount of the bridge loans.

         On June 5, 1999, we were awarded a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology entitled "Enteric Elimination of Oxalic Acid". We began drawing on these funds in July, 1999. We subcontracted a large portion of the grant to the University of California, Irvine with 9,046 was available and used during the six month period ended June 30, 2000. In September 1999 we also received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We have subcontracted $25,000 under this grant, but have utilized approximately $75,000 through July, 2000, leaving $100,000 available to support diabetes research through August 31, 2001. In February 2000 we received notice that we had been awarded another $100,000 NIH Phase I grant under the SBIR program for research in our oxalate technology entitled "Digestion of Food Oxalate". We began drawing on these funds in February. We have subcontracted approximately $30,000 to Wake Forest University, but have approximately $66,000 available to support oxalate research at Ixion through February 28, 2001. In March 2000 we received notice of an additional NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We will subcontract $45,000 to the University of Florida, leaving approximately $55,000 to support Ixion research through January 2001. These funds will be available beginning August 1, 2000. We have other grant applications pending.

         It has not been necessary to borrow additional funds from officers since the first quarter of 1999. The bridge loans total $358,957 at June 30, 2000, including accrued interest, and are due on demand. As part of the Q-Med transaction, described below, the full amount was repaid to the officers in cash on July 14, 2000.

         At June 30, 2000, we had $240,292 in cash and cash equivalents. At July 31, 2000 we had $3,006,574 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments with ratings of P1/A1 or Aaa/AAA or above by Moody's Investors' Services ("Moody's") or Standard & Poor's Corporation ("S&P") respectively, in accordance with the Company's investment policy.

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

         We expect that annual lease expenses, which include repayment of funds provided by lessor for tenant improvements and an emergency generator, to be approximately $104,000 for 2000. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $350,000 of capital laboratory equipment in the coming year.

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

         In the long-term we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. We do not have any material committed sources of additional financing, other than that described in the section below, regarding the Q-Med transaction. The available resources should make it possible to scale-up our research and development activities through 2001. We cannot assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale-back, or eliminate
certain   aspects  of  our
operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

The Q-Med Transaction

         On April 16, 1999, we reached an agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden, which was amended on September7, 1999 in which we issued an option to Q-Med to acquire shares of newly-issued common stock

         Pursuant to this agreement the Company sold 3,337,500 shares of its common stock to Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB
(publ) ("Q-Med"), a Swedish biotech company whose shares are traded on the Stockholm stock exchange, on July 14, 2000. (Q-Med AB has no affiliation with Q-Med, Inc., a Nasdaq listed company.). At closing, Qvestor paid cash of $3,321,697 and provided certain other consideration in exchange for 3,337,500 newly-issued shares of the Company's Common Stock. The balance of the $6,675,000 cash portion of the purchase price will be paid by Qvestor by July 14, 2001. Prior to this transaction, Q-Med already owned 562,500 shares. Qvestor and Q-Med purchased approximately 59% of the issued and outstanding shares of common stock.

     Special Note Regarding Forward-Looking Statements

         This quarterly report on Form 10-QSB of Ixion Biotechnology, Inc. for the quarter ended June 30, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Part I, Item 2, Management's Discussion and Analysis or Plan of Operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

         All of the estimates stated herein are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

         The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to:

          o    general economic, financial and business conditions
          o    labor difficulties
          o competition for customers in the biotechnology and pharmaceutical industries
          o the costs of research and development of chemical compounds and products
          o    and changes in and compliance with governmental regulations


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         As of June 30, 2000, a total of 150,000 shares of common stock at an aggregate price of $600,000 have been sold in the public offering. From the effective date of the offering to June 30, 2000, $200 in expenses and $3,390 in commissions have been paid to Unified Management Company as broker and there have been no finders' fees. Other offering related expenses through June 30, 2000, amounted to $132,988, all of which have been offset against proceeds. No payments were made to directors, officers, general partners of the Company, or to their associates in connection with the offering.

         Net offering proceeds as of June 30, 2000 amounted to $463,422. The net proceeds were used entirely to fund the operations of the Company as reflected in the financial statements included elsewhere in this report.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting was held on June 9, 2000. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting.

                  Weaver H. Gaines
                  David C. Peck
                  David M. Margulies
                  Vincent P. Mihalik
                  Karl-E. Arfors
                  Bengt Agerup
                  Thomas P. Stagnaro

         The shareholders approved an amendment to the Company's 1994 Stock Option Plan which increased the total number of shares which may be issued and outstanding to 500,000 (including 181,400 previously issued). The amended plan also eliminated the separate reservation for employees and consultants, on the one hand, and directors and members of the scientific advisory board on the other.

         Votes For                  Votes Against             Abstentions
         ---------                  -------------             -----------
         2,750,169                      1,100                    1,800

         Finally, the shareholders of the Company ratified the selection of PricewaterhouseCoopers LLP as independent accountants for its fiscal year ended December 31, 2000, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

         Votes For                  Votes Against             Abstentions
         ---------                  -------------             -----------
         27523,769                        0                       300

Item 5.  Other Information

         As reported previously on form 8-K, in connection with the sale of common stock to Qvestor, the Company terminated its prior employment agreement with Weaver H. Gaines and entered into a new employment agreement with him, employing Mr. Gaines as Chairman of the Board of Directors and Chief Executive Officer of the Company. The Company also terminated its Deferred Compensation Plan and issued common stock to the Chairman, the President, the Senior Vice President and Chief Scientist, and one other employee, and in the case of the President, $84,000 in cash, in settlement of their deferred accounts which were long term, unfunded liabilities of the Company. The Company also terminated its Employment Agreement with David Peck dated August 31, 1994 and the Consulting Agreement with Mr. Peck dated July 1, 1996. Mr. Peck resigned as President and Chief Financial Officer, but will remain as a director and was elected Chairman of the Finance Committee of the board. Finally, Dr. Karl-E. Arfors, a director since 1998, resigned effective July 1, 2000, and Mr. P.O. Wallstrom, President of Q-Med, was elected to fill the vacancy. Dr. Arfors became a member of the Company's Scientific Advisory Board.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits marked by asterisk(s) are included with this Report; other exhibits have been incorporated by reference to other documents filed by us with the SEC.


         (a)     Exhibits

Exhibit           Description                                               Page

  (2)             Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation or Succession................................ None

       ** (2.1) Stock Purchase Agreement, dated July 14, 2000, between the Qvestor and the Company

  (3)             Articles of Incorporation.................................None

  (4)             Instruments defining the Rights of Security Holders.......None

  (11)            Statement re: Computation of Per Share Earnings...........None

  (15)            Letter re: Unaudited Interim Financial
                  Information...............................................None

  (18)            Letter re: Change in Accounting Principles................None

  (19)            Report Furnished to Security Holders......................None

         **(22)   Published Report re: Matters Submitted to Vote of
                  Security Holders

  (23)            Consents of Experts and Counsel...........................None

  (24)            Power of Attorney.........................................None

         * (27)   Financial Data Schedule.....................................24

  (99)            Additional Exhibits.......................................None

       **(99.1) Employment Agreement, dated July 14, 2000, between Ixion Biotechnology, Inc., and Weaver H. Gaines

       **(99.2) Shareholders Agreement, dated July 14, 2000, among Q-Med, Qvestor, Ammon B. Peck, Weaver H. Gaines, and the Company

       **(99.3) Director's Agreement, dated July 14, 2000, among Qvestor, Q-Med, and the Company

       **(99.4) Voting Trust Agreement, dated July 14, 2000, between Qvestor and the Company

       **(99.5)   Side letter, dated July 14, 2000, from Q-Med to
                  Weaver H. Gaines, Chairman and CEO of the Company

       **(99.6) Agreement and Release, dated July 14, 2000, between Ammon B. Peck and the Company

       **(99.7) Agreement and Release, dated July 14, 2000, between David C. Peck and the Company

       **(99.8) Agreement and Release, dated July 14, 2000, between Weaver H. Gaines and the Company

       **(99.9) Agreement and Release, dated July 14, 2000, between Theodore L. Snow and the Company

      **(99.10)   Press release dated July 17, 2000


---------------
   *Filed herewith
  **Filed on Form 8-K for the period ended July 31, 2000.

         (b)     Reports on Form 8-K

The Company filed a Form 8-K on July 31, 2000 in connection with the exercise of an option by Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB (publ), a Swedish biotech company whose shares are traded on the Stockholm stock exchange, in which an option for a total of 3,337,500 shares was exercised.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Ixion Biotechnology, Inc.


Dated: August 9, 2000               By:        /s/ Weaver H. Gaines
                                        ----------------------------------
                                           Weaver H. Gaines
                                           Chairman and Chief Executive Officer
                                           Chief Financial Officer

Dated: August 9, 2000               By:       /s/ Kimberly A. Ramsey
                                        ----------------------------------
                                            Kimberly A. Ramsey
                                            Vice President and Controller
                                            (Principal Accounting Officer)



         Exhibit Index

Exhibit           Description                                               Page

    (2)           Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation or Succession.................................None

     ** (2.1) Stock Purchase Agreement, dated July 14, 2000, between the Qvestor and the Company

    (3)           Articles of Incorporation.................................None

    (4)           Instruments defining the Rights of Security Holders.......None

   (11)           Statement re: Computation of Per Share Earnings...........None

   (15)           Letter re: Unaudited Interim Financial Information........None

   (18)           Letter re: Change in Accounting Principles................None

   (19)           Report Furnished to Security Holders......................None

      ** (22)     Published Report re: Matters Submitted to Vote of
                  Security Holders

   (23)           Consents of Experts and Counsel...........................None

   (24)           Power of Attorney.........................................None

        *(27)     Financial Data Schedule.....................................24

    (99)          Additional Exhibits.......................................None

      **(99.1) Employment Agreement, dated July 14, 2000, between Ixion Biotechnology, Inc., and Weaver H. Gaines

      **(99.2) Shareholders Agreement, dated July 14, 2000, among Q-Med, Qvestor, Ammon B. Peck, Weaver H. Gaines, and the Company

      **(99.3) Director's Agreement, dated July 14, 2000, among Qvestor, Q-Med, and the Company

      **(99.4) Voting Trust Agreement, dated July 14, 2000, between Qvestor and the Company

      **(99.5)    Side letter, dated July 14, 2000, from Q-Med to
                  Weaver H. Gaines, Chairman and CEO of the Company

      **(99.6) Agreement and Release, dated July 14, 2000, between Ammon B. Peck and the Company

      **(99.7) Agreement and Release, dated July 14, 2000, between David C. Peck and the Company

      **(99.8) Agreement and Release, dated July 14, 2000, between Weaver H. Gaines and the Company

      **(99.9) Agreement and Release, dated July 14, 2000, between Theodore L. Snow and the Company

     **(99.10)    Press release dated July 17, 2000


------------
 *Filed herewith
**Filed in Form 8-K for the period ended July 31, 2000.