Form 10QSB
period 2000-09-30
IXION BIOTECHNOLOGY INC
filed 2000-11-14
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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

                                  -------------

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2000 was 6,849,068.

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB


Part 1 - Financial Information                                              Page

Item 1.  Financial Statements (unaudited)

 Condensed Balance Sheet - September 30, 2000..................................2

 Condensed Statements of Operations - Three Months and Nine Months Ended September 30, 2000 and 1999 and for the period March 25, 1993
 (Date of Inception) through September 30, 2000................................3

 Condensed Statements of Cash Flows - Nine Months Ended
 September 30, 2000 and 1999 and for the period March 25, 1993
 (Date of Inception) through September 30, 2000................................5

  Notes to Condensed Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations or Plan of Operation...................................9

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................21

Exhibit Index.................................................................21

Part I.  Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
September 30, 2000
Unaudited

                                             Assets
Current  Assets:
   Cash and cash equivalents                               $           2,571,808
   Restricted cash for short-term note                                    48,000
   Accounts receivable                                                     1,455
   Prepaid expenses                                                       77,338
   Other current assets                                                      500
                 Total current assets                                  2,699,101

Property and Equipment, net                                              231,436

Other Assets:
    Patents and patents pending, net                                     401,355
    Other                                                                  6,276
                 Total other assets                                      407,631
                  Total Assets                             $           3,338,168

                               Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                       $              61,447
    Current portion of notes payable                                      46,820
    Accrued expenses                                                     150,384
    Deferred rent - current                                                1,612
     Deferred revenue                                                     34,885
    Interest payable                                                       1,797
         Total current liabilities                                     296,945

Long-Term Liabilities:
    Notes payable                                                        734,768
    Liability under research agreement                                    42,317
    Deferred rent, including accrued interest                             25,726
                   Total long-term liabilities                           802,811
                     Total liabilities                                 1,099,756
Stockholders' Equity:
    Common stock, $.01 par value; authorized 20,000,000, issued and
       outstanding 6,843,668 shares at September 30                       68,437
    Additional paid-in capital                                        10,885,330
    Receivable from shareholder                                      (3,353,303)
    Deficit accumulated during the development stage                 (5,095,628)
    Less unearned compensation                                         (266,424)
                  Total stockholders' equity                          2,238,412

Total Liabilities and Stockholders' Equity                   $         3,338,168

See accompanying notes to condensed financial statements

Condensed Statements of Operations

                                                        Three Months Ended
                                                           September 30,
                                                   __2000__             __1999__
                                                             Unaudited
Revenues:
   Income from research grants                       $          104,494                  $       18,167
   Interest income                                               40,396                             758
   Other income                                                       0                             250
            Total revenues                                      144,890                          19,175

Expenses:
  Operating, general and administrative                         216,428                         128,699
  Research and development                                      411,182                         132,282
  Interest                                                       18,827                          37,559
                 Total expenses                                 646,437                         298,540

Net Loss.                                            $         (501,547)                $      (279,365)

Basic and Diluted Net Loss per Share                 $            (0.08)                $         (0.11)

Weighted Average Common Shares                                6,270,051                       2,653,463


See accompanying notes to condensed financial statements

                                                                                                               For the Period
 .........                                                                                                      March 25,
Condensed Statements of Operations                                                                             1993 (Date
 .........                                                                                                      of inception)
 .........                                               Nine Months Ended                                      through
 .........                                                   September,                                         September 30,
                                                               2000                     1999                   2000
 .........                                                  ______________           _____________              _______________
 .........                                                                 Unaudited                                Unaudited
Revenues:
   Income under research agreement                      $        2,450             $            0             $        305,284
   Income from research grants                                 231,632                     18,167                      394,935
   Interest income                                              44,027                      1,721                       69,580
   Other income                                                      0                        945                       18,834
                                                        ______________             ______________             ________________
            Total revenues                                     278,109                     20,833                      788,633

Expenses:
  Operating, general and administrative                        457,154                    278,179                    2,373,061
  Research and development                                     790,892                    394,392                    2,926,958
  Interest                                                     106,304                    117,684                      584,243
                 Total expenses                              1,354,350                    790,255                    5,884,262

Net Loss.                                               $   (1,076,241)            $     (769,422)            $     (5,095,629)

Basic and Diluted Net Loss per Share                    $        (0.23)            $        (0.30)

Weighted Average Common Shares                               4,765,754                  2,561,053


See accompanying notes to condensed financial statements

Condensed Statements of Cash Flows
                                                                                                             For the Period
                                                                                                             March 25, 1993
                                                                         Nine Months                       (Date of inception)
                                                                      Ended September 30,                        through
                                                                       2000                   1999            September 30, 2000
                                                                 ___________             __________         ____________________
                                                                              Unaudited                           Unaudited
Cash Flows from Operating Activities:
    Net loss                                                  $  (1,076,241)           $     (769,421)           $ (5,095,628)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
 .........Depreciation                                                29,853                    21,332                  98,019
 .........Amortization                                                14,726                     4,036                  27,596
 .........Write-off of abandoned patents                                   0                         0                  13,045
 .........Amortization of debt discount                               42,876                    42,876                 233,436
Stock warrants issued under license agreement                             -                         -                  20,465
 .........Stock, options/warrants issued for consulting services       4,340                         -                  36,340
 .........Stock compensation                                         109,839                   107,308                 626,140
 .........Increase in prepaid expenses and
 .........       other current assets                                (73,902)                     (150)                (78,572)
 .........Decrease in accounts receivable                             27,465                    (5,150)                   (546)
 .........Increase in deferred revenue                                34,885                         -                  34,885
 .........Increase in liability under
 .........       research agreement                                        -                         -                  42,317
 .........Increase in accounts payable and
 .........       accrued expenses                                      9,751                     87,241                216,501
 .........Increase in deferred fees and salaries                         726                    174,131                918,216
 .........Increase in deferred rent                                    1,264                        (13)                25,006
 .........Increase in interest payable                               (35,314)                         -                 24,506
 .........         Net cash used in operating activities            (909,734)                  (337,810)            (2,858,273)
Cash Flows from Investing Activities:
     Purchase of property and equipment                            (149,336)                   (71,328)              (274,807)
     Organization Costs                                                   -                          -                   (436)
      Transfer to restricted cash                                   (48,000)                         -                (48,000)
     Payments for patents and patents pending                       (36,705)                   (92,793)              (424,571)
 .........         Net cash used in investing activities            (234,041)                  (164,121)              (747,814)

Cash Flows from Financing Activities:
     Proceeds from repayments of loans from officers               (312,399)                    90,000                132,908
     Proceeds from issuance         of note payable                  48,000                          -                 48,000
     Proceeds from issuance of convertible notes payable                  -                    300,000              1,087,270
     Proceeds from issuance of common stock                       3,966,337                    151,000              5,098,237
     Principal reductions in notes payable                           (1,180)                   (12,895)               (40,223)
     Payment of deferred offering costs                                (820)                    (8,070)              (130,500)
     Payment of loan costs                                           (6,716)                         -                (17,796)
         Net cash provided by (used in)
         financing activities                                     3,693,222                    520,035              6,177,896
                                                                ___________                  _________              _________
Net Increase (Decrease) In Cash and Cash Equivalents              2,549,447                     18,104              2,571,808

Cash and Cash Equivalents at Beginning of Period                     22,361                     18,633                      -
Cash, Equivalents and Restricted Cash at End of Period        $   2,571,808                $    36,737          $   2,571,808
                                                              _____________                ___________          _____________

See accompanying notes to condensed financial statements

 Notes to Condensed Financial Statements
Nine Month Period Ended September 30, 2000

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the nine months ended September 30, 2000 and 1999, respectively, and for the period March 25, 1993 (date of inception) through September 30, 2000, have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 1999 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Significant Accounting Policies

     Revenue Recognition In December 1999, the SEC staff issued a Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company has evaluated SAB 101 and the effect it may have on the financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

     Financial Instruments - Amendment of Statement 133

     In June 2000, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"). Among other things, FAS 138 "establishes accounting and reporting standards for derivative instruments, including certain derivative instruments...". The Company has evaluated FAS 138 and the effect it may have on the financial statements. At this time, the Company believes that FAS 138 will not have a material impact on its financial position or results of operations.


2.   Notes Payable:

     On June 23, 2000, the company borrowed $48,000 on a commercial fixed rate promissory Note at 7.83% and collateralized by a $48,000 CD earning 5.83%. The note requires five interest-only payments, and a final payment of the unpaid principal balance plus accrued interest on December 23, 2000. There is no prepayment penalty. Although not required by the terms of the loan agreement, $1,180 has been paid on the principal amount and $46,820 remains at September 30, 2000 to be paid on the principal.

3.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of September 30, 2000:

                   Net operating loss carryforward $ 2,013,000
                          Deferred tax asset 2,013,000
                        Valuation allowance $ (2,013,000)

                         Net deferred tax asset $ __0__
4.    Stock Options:

     On January 1, 2000, the Company granted ten-year options under the 1994 Stock Option Plan to purchase 8,000 shares of Common Stock at an exercise price of $4.00 per share. Stock options are exercisable only when vested. Options vest at the rate of 20% per year and are exercisable generally within ten years after date of grant.

     On April 1, 2000, the Company granted options to purchase 86,900 shares of Common Stock at an exercise price of $4.00 per share. This transaction is discussed further under note 5.

     On July 14, 2000, 2000, the Company granted options to purchase 12,500 shares of common stock at an exercise price of $4.00 to new employees under the 1994 Stock Option Plan.

     On August 16, 2000, the Company granted options to purchase 500 shares of common stock at an exercise price of $4.00 to a new employee under the 1994 Stock Option Plan.

     On October 2, 2000, the Company granted options to purchase 500 shares of common stock at an exercise price of $4.00 to a new employee under the 1994 Stock Option Plan.



5.    Stockholder's Equity

     The Company sold 150,000 shares and received gross proceeds of $600,000 through September 30, 2000 in the public offering that commenced December 10, 1997 and terminated on March 31, 2000. Offering costs of $135,870 have been offset against the proceeds of the offering through the termination date of the offering, March 31, 2000.

     On July 14, 2000 Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB (publ) exercised the option granted in September 1999 to acquire 3,337,500 shares of the Company's common stock for cash of $6,675,000 and certain other consideration pursuant to a stock purchase agreement. At closing, Qvestor paid cash of $3,321,697 and Q-Med agreed to a world-wide, non-exclusive, royalty free license of its hyaluronic acid technology for use with the Company's islet technology. The balance of the $6,675,000 cash portion of the purchase price will be paid not later than July 14, 2001. Prior to July 14, 2000, Q-Med owned 562,500 shares of the Company's common stock, which, together with the Qvestor purchase, brings the Q-Med group's total common stock ownership to 3,900,000, or approximately 57% of the Company's outstanding shares at September 30, 2000.

     At the closing as a condition of the stock purchase agreement, $1,028,763 in deferred fees and salaries due to officers and employees were satisfied through the issuance of 236,192 shares of restricted common stock and the payment of $84,000 in cash. 62,289 shares vested immediately; 50% of the balance vest on July 13, 2001, and 1/12 of the remaining balance vest monthly thereafter.

     On April 1, 2000, options to purchase 86,900 shares at $4.00 per share were issued to then holders of options with exercise prices greater than $4.00 per share. Acceptance of the new options was conditioned on an agreement that the old options would expire on December 31, 2000. On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), an interpretation of APB Opinion No. 25, which included a provision under which the curtailment of the old options triggered a requirement for "variable award" accounting for these 86,900 options. In light of this new interpretation, the Audit and Benefits Committee elected to cancel the April 1, 2000 options, and issue, in their place, 8,690 shares of common stock to the option holders. The Company issued 8,640 of the shares on September 14, 2000 and will recognize a stock compensation charge for the intrinsic value of the shares of common stock as they vest over three years

     On July 14, 2000, under the Board Retainer Plan, the Audit and Benefits Committee awarded 17,000 shares of restricted common stock to members of the board of directors and members of the Scientific Advisory Board and 7,800 shares to officers and employees.

     On August 31, 2000, 18,672 shares of Common Stock were issued for warrants exercised by the University of Florida (issued in partial payment of rent for the Company's facilities pursuant to the License Agreement between the University of Florida Research Foundation, Inc. and the Company).

     On August 31, 2000, 2,000 shares of Common Stock were issued for warrants exercised by an individual.

     On September 21, 2000, 100 shares were issued to a new employee.


6.    Related Party Transactions

     The Chairman/Chief Executive Officer and President of the Company each entered into a revolving agreement to extend the Company bridge loans. Interest on bridge loans was at 8%, but could be reset annually, at the election of either party, to prime rate in effect on January 1 of any given year, plus 3%. In March, 2000, the officers purchased 25,650 shares of common stock in the public offering at the public offering price of $4.00 per share. In payment, the officers cancelled $102,600 in principal amount of the bridge loans. At the Q-Med closing, $358,957 in bridge loans and accrued interest were re-paid to the officers. Following this repayment, no bridge loans remain outstanding.

7.   Commitments

     On August 8, 2000, the Company signed an amendment to its current lease, which increased total laboratory and office space by 2,661 square feet; increased the annual lease by approximately $32,500; and exercised the first option to extend the lease term for one additional year. Total improvements required for the new laboratory space will total approximately $10,000.

     Dr. Ross P. Holmes was appointed to the Scientific Advisory Board on September 27, 2000 . Under the Company's Board Retainer Plan, upon appointment to the Scientific Advisory Board, Dr. Holmes will be issued 5,000 shares of Ixion common stock to vest at the rate of 1,250 shares per quarter.

8.   Subsequent Events

     On November 6, 2000, the company issued 1,000 shares of common stock and options to purchase 5,000 shares of common stock at an exercise price of $4.00 to a new employee under the 1994 Stock Option Plan.

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

     Since we were founded in March of 1993, we have principally been doing research and development, securing patent protection, and raising capital. We have not received any revenues from the sale of products. We do not expect any of our drug or device product candidates, which require regulatory approval, to be commercially available for at least several years; however our nutritional supplement product, OX-Control(TM) is scheduled for launch in late 2001. From inception through September 30, 2000, we incurred cumulative losses of $5,095,628. These losses were due primarily to expenditures on research and development, patent preparation and prosecution, general and administrative activities, and interest charges.

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

Product Research and Development Plan

     Our plan of operation for the remainder of 2000 consists primarily of research and development and related activities, including:

          o further research into the biology of islet and islet stem cell growth and differentiation, aimed at developing cell lines of functioning islets for transplantation into diabetic patients;
          o further research into identifying and characterizing novel growth factors associated with islets to discover factors important in islet cell differentiation and possible regulation of diabetes and to identify stem cell markers to which we hope to produce monoclonal antibodies useful in stem cell isolation;
          o differential gene expression studies on differentiated islet cells;
          o further research into encapsulation materials for transplantation of islets;
          o development of OX-Control(TM), a nutritional supplement product not requiring regulatory approval;
          o further preclinical development of a kit version of our molecular diagnostic test, the XENTIXIx(TM) Oxalobacter formigenes Monitor;
          o further preclinical development of our oxalate therapeutic compound,
            IxC1-62/47;
          o research into the M3 Receptor as a diagnostic marker for Sjogren's Syndrome;
          o continuing the prosecution and filing of patent applications;
          o and hiring additional employees.

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

Results of Operations

                       Three Months Ended September 30, 2000 and 1999

             ===================================================================
            Summary of Operations - Three Months Ended September 30,
                                       2000           1999               Percent
                                                                          change
                                  -------------- ------------- -----------------
                Revenues                $144,890       $19,175              655%
                Expenses                $646,436      $298,540              116%
                  Net Loss            $(501,546)    $(279,365)               80%

             ==================== ============== ============= =================

     Total revenues increased from $19,175 for the third quarter of 1999 to $144,890 for the third quarter of 2000 mainly as a result of the following:

          o  Two active NIH research contracts:
               o "Enteric Elimination of Oxalic Acid",
               o "Islets from Islet Progenitor/Stem Cells for Implantation", and
          o  Three new NIH research grants, all beginning on September 1, 2000:
               o "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome"
               o "Oxalobacter Formigenes Diagnostic Kit Development"
               o "Coating of Urinary Protheses to Prevent Encrustation"
          o An increase in interest income generated from the investment of increased cash flows.

     We expect revenue to continue to increase in 2000 because of:

          o NIH grant awarded in 1999, entitled "Digestion of Food Oxalate" which will provide approximately $24,500 of income during the remainder of 2000;
          o the renewal of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 which began on September 1, 2000;
          o NIH grant, entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome," with payments which began on September 1, 2000, for $100,000;
          o NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" with payments which began on September 1, 2000, for $99,958;
          o NIH grant entitled "Coating of Urinary Protheses to Prevent Encrustation" with payments which began on September 1, 2000, for $99,958;
          o increased interest income from investments of excess cash generated from increased cash flows.


================================================================================
Comparison of G&A Expenses - 3rd Qtr 2000 vs. 3rd Qtr 1999

                 [GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                       3rd Qtr        3rd Qtr
                                        1999           2000
                                        as of          as of      Percent
                                       9/30/99        9/30/00      Change
                                       -------        -------     --------
Personnel-related                    45,130         137,444        205%
Accounting & Legal                    4,150          23,634        470%
Consultants                          14,238          20,017         41%
Supplies, Computer & related          4,106           9,572        133%
Rent & Utilities                      4,702           6,268         33%
Director's Fees                       7,234           7,640          6%
Other G&A                            18,201          11,855        -35%


================================================================================


     [OBJECT OMITTED] Operating, general, and administrative expenses increased 68% from $128,699 in the third quarter of 1999 to $216,428 in the third quarter of 2000. These increased expenses reflect an increase in the scale of operations, including:

          o increased personnel and related expenses, including institution of an employee health plan on September 1, 2000;
          o increased professional fees, including accounting and legal expenses;
          o  slightly increased director's fees;
          o  increased supplies and computer-related expenses;
          o  increased rent and utilities usage;
          o  support of increased research activities

     offset somewhat by a reduction in other miscellaneous operating expenses.

     We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative personnel. [OBJECT OMITTED]




================================================================================
           Comparison of R&D Expenses - 3rd Qtr 2000 vs. 3rd Qtr 1999

             {GRAHPIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                       3rd Qtr        3rd Qtr
                                        ended          ended       Percent
                                       9/30/00        9/30/99      Change
                                       -------        -------     --------
Personnel-related                    55,479         139,794       152%
Consultants                          37,190         113,497       205%
Scientific Advisors                   6,000          40,350       573%
Supplies and animal costs            16,234          46,559       187%
Rent & Utilities                     25,619          32,057        25%
Deprec & Amort                        8,757          23,148       164%
Travel                                2,334           6,289       170%
Other misc R&D                        6,212           9,487        53%


================================================================================



          Research and development expenditures consist primarily of:

          o personnel and related expenses, including institution of an employee health plan on September 1, 2000;
          o  laboratory and animal supplies;
          o  laboratory rent and associated utilities;
          o  depreciation on laboratory equipment;
          o  development activities;
          o  payments for sponsored research;
          o  scientific advisors fees;
          o  regulatory consultants fees;
          o  interest on the purchase of laboratory equipment;
          o  amortization of capitalized patent costs.

     Research and development expenses increased 211% from $132,282 for the third quarter of 1999 to $411,182 for the third quarter of 2000. These increased expenses reflect an increase in the scale of operations, including:

         o   increased laboratory personnel and related payroll expenses;
         o   increased fees to regulatory consultants;
         o   increased number of scientific advisors;
         o   increased laboratory-related supplies and expenses;
         o   increased laboratory rent and associated utilities;
         o   interest charges on the purchase of lab equipment;
         o   increased amortization of allowed patents;
         o   increased depreciation on laboratory equipment.

     Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of the completion of the Q-Med Transaction, described below.

     Interest expense is comprised only of non-R&D-related interest. R&D-related interest is accounted for as an expense under research and development. Interest expense decreased 50% from $37,559 for the third quarter of 1999 to $18,827 for the third quarter of 2000 due primarily to the payment of the officers' bridge loans and of the satisfaction of deferred administrative fees and salaries, including deferred interest, payable to related parties.

                 Nine Months Ended September 30, 2000 and 1999

            ====================================================================
                   Summary of Operations - Nine Months Ended September 30,
                                             2000         1999    Percent Change
             Revenues                     278,109       20,833            1,235%
             Expenses                   1,354,350      790,255               71%
               Net Loss               (1,076,241)    (769,422)               40%

            ====================== ============== ============ =================

     Total revenues increased from $20,833 for the first nine months of 1999 to $278,109 for the first nine months of 2000 mainly as a result of the following:

          o  Three active NIH research contracts:
               o "Enteric Elimination of Oxalic Acid",
               o "Islets from Islet Progenitor/Stem Cells for Implantation", and
               o "Digestion of Food Oxalate"
          o  Three new NIH research grants, all beginning on September 1, 2000:
               o "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome"
               o "Oxalobacter Formigenes Diagnostic Kit Development"
               o "Coating of Unrinary Protheses to Prevent Encrustation"
          o An increase in interest income generated from the investment of increased cash flows.

     We expect revenue to continue to increase in 2000 as a result of

          o NIH grant awarded in 1999, entitled "Digestion of Food Oxalate" and which will provide approximately $24,500 of income during the remainder of 2000;
          o renewal of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 which began on September 1, 2000;
          o NIH grant, entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome," with payments which began on September 1, 2000, for $100,000;
          o NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" with payments which began on September 1, 2000, for $99,958;
          o NIH grant entitled "Coating of Unrinary Protheses to Prevent Encrustation" with payments which began on September 1, 2000, for $99,958;
          o increased interest income from investments of excess cash generated from increased cash flows.

================================================================================

Comparison of G&A Expenses Six Months Ended 09/30/00 vs. 09/30/99

                [GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:]

                                     Six Months      Six Months
                                        Ended          Ended       Percent
                                       9/30/00        9/30/99      Change
                                       -------        -------     --------
Personnel-related                     106,398         243,244     129%
Accounting & Legal                     33,709          47,094      40%
Consultants                            46,253          50,017       8%
Supplies, Computer & related            9,831          22,728     131%
Rent & Utilities                       10,691          13,937      30%
Director's Fees                        19,234          24,840      29%
Advertising & Promo                     5,149          12,260     138%
Travel, meals & ent.                   15,698          11,034     -30%
Other G&A                              25,742          32,002      24%


================================================================================


     Operating, general, and administrative expenses increased 64% from $278,179 for the nine months ended September 30, 1999 to $457,154 for the nine months ended September 30, 2000. These increased expenses reflect an increase in the scale of operations, including:

          o  increased personnel and related payroll expenses,
          o increased directors fees as a result of the addition of Board members and increased responsibilities of members of the Audit and Benefits Committee,
          o increased professional fees as a result of the Q-Med transaction described below,
          o  increased advertising and trade show expenses,
          o  increased supplies and computer-related expenses,
          o increased rent and utilities usage as a result of additional office space,
          o  support of increased research activities,

     offset somewhat by a decrease in travel, meals and entertainment expenses.

     We expect our operating, general and administrative expenses to continue to increase in 2000 as a result of increased research activities resulting in a need for increased administrative personnel. [OBJECT OMITTED]

================================================================================

                Comparison of R&D Expenses 09/30/00 vs. 09/30/99

             {GRAPHIC OMITTED - DATA POINTS ARE AS FOLLOWS:}


                                                                   Percent
                                       9/30/00        9/30/99      Change
                                       -------        -------      -------
Personnel-related                    146,401         257,550      76%
Consultants                           62,190         230,669     271%
Scientific Advisors                   56,000          52,350      -7%
Supplies and animal costs             35,998         100,484     179%
Rent & Utilities                      60,926          71,958      18%
Deprec & Amort                        20,724          43,947     112%
Travel                                 4,281          10,702     150%
Other misc R&D                        13,345          23,232      74%


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

     Research and development expenses increased 101% from $394,392 for the nine months ended September 30, 1999 to $790,892 for the nine months ended September 30, 2000. These increased expenses reflect an increase in the scale of operations, including

          o  increased laboratory personnel and related payroll expenses,
          o increased laboratory rent and associated utilities due to increased space,
          o increased regulatory consultant's fees due to scale-up of operations,
          o  increased laboratory-related supplies and expenses,
          o  increased amortization of patents,
          o  increased depreciation on laboratory equipment,
          o  increased travel by laboratory personnel,

     offset somewhat by a reduction in interest related to deferred and salaries.

     Our research and development expenses will continue to increase in 2000 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of the Q-Med transaction described below.

     Interest expense is comprised only of non-R&D-related interest. R&D-related interest is accounted for as an expense under research and development. Interest expense decreased 10% from $117,684 for the nine months ended September 30, 1999 to $106,304 for the nine months ended September 30, 2000 due primarily to the payment of officer's bridge loans and of the satisfaction of deferred administrative fees and salaries, including deferred interest, payable to related parties.

Liquidity and Capital Resources

     Our capital requirements relate primarily to research and development activities and working capital requirements. The Company's research activities and working capital requirements have been influenced mainly by cash availability. Historically, the company has funded its cash requirements primarily through equity financing and research grants.

     For the period ended September 30, 2000, the Company generated approximately $2,550,000 in cash, an approximate $2,531,000 increase over the same period in 1999. Approximately $4,772,000 was provided by financing activities, while approximately $234,000 was used for investing purposes and approximately $1,989,000 net of $231,000 in grant revenues, was used for operating activities.

     During the first nine months of 2000, our development activities have been funded primarily by the proceeds from the offering, research grants and $3,771,697 invested by Q-Med in exchange for common stock, pursuant to the Q-Med transaction described below. Through September 30, 2000 we have received a total of $4,446,697 in cash investments and $3,353,303 in the form of a shareholder receivable from Q-Med, A.B. and issued a total of 3,900,000 shares of common stock pursuant to the Q-Med Transaction described below.

     The Company secured a $48,000 commercial fixed rate promissory note with SunTrust Bank, at a 7.83% interest rate and collateralized by a six-month CD for the same amount paying 5.83% interest. The promissory note calls for 5 monthly interest payments and a final payment of the unpaid principal balance plus accrued interest on December 23, 2000. There is no prepayment penalty. $46,820 remains at September 30, 2000 to be paid on the principal.

     Our long-term indebtedness consists primarily of unsecured convertible notes. On July 14, 2000 the entire balance of $1,028,763 in deferred fees and salaries was eliminated by converting into 236,192 shares of restricted common stock and the payment of $84,000 in cash. The restricted shares vest 50% on July 31, 2001, monthly thereafter, up to 100% after two years.

     On June 5, 1999, we were awarded a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology entitled "Enteric Elimination of Oxalic Acid". We began drawing on these funds in July, 1999. We subcontracted a large portion of the grant to the University of California, Irvine with $9,046 was available and used during the nine month period ended September 30, 2000. In September 1999 we also received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We have subcontracted $25,000 under this grant, but have utilized approximately $75,000 through August 31, 2000, leaving $100,000 available to support diabetes research through August 31, 2001. In February 2000 we received notice that we had been awarded another $100,000 NIH Phase I grant under the SBIR program for research in our oxalate technology entitled "Digestion of Food Oxalate". We began drawing on these funds in February, 2000. We have subcontracted approximately $30,000 to Wake Forest University, but have approximately $66,000 available to support oxalate research at Ixion through February 28, 2001. In September 2000 we received notice that we had been awarded another NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's
Syndrome". We have subcontracted about $45,000 to the University of Florida, leaving approximately $55,000 to support Ixion research through February 2001. Also in September, 2000, we received notice that we had been awarded two more NIH SBIR grants, each for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation" and "Oxalobactor Formigenes Diagnostic Kit Development". We have subcontracted $25,000 to the University of Florida on one grant, leaving approximately $175,000 available to support research through February 28, 2001. We have other grant applications pending.

     It has not been necessary to borrow additional funds from officers since the first quarter of 1999. The bridge loans totaled $358,957 at June 30, 2000, including accrued interest. As part of the Q-Med transaction, described below, the full amount was repaid to the officers in cash on July 14, 2000.

     At September 30, 2000, we had $2,571,808 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments with ratings of P1/A1 or Aaa/AAA or above by Moody's Investors' Services ("Moody's") or Standard & Poor's Corporation ("S&P") respectively, in accordance with the Company's investment policy.

     We expect that annual lease expenses, which include repayment of funds provided by lessor for tenant improvements and an emergency generator, to be approximately $104,000 for 2000. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $165,000 of capital laboratory equipment during the rest of the year.

     We have incurred negative cash flows from operations since our inception. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

          o the successful commercialization of Ox-Control(TM) (our nutritional supplement) the XEntrIx(TM) Oxalobacter formigenes
             Monitor (our diagnostic test), and   IxC1-62/47   (our   lead
             therapeutic   compound),
          o  the   successful commercialization of our islet replacement therapy products,
          o  progress in our product development efforts,
          o  the magnitude and scope of development efforts,
          o  progress with  preclinical  studies and clinical  trials,
          o  the cost of contract manufacturing  and  research  organizations,
          o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights,
          o  competing  technological  and  market  developments,  and
          o the development of strategic alliances for the development and marketing of our products

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

The Q-Med Transaction

     On April 16, 1999, we reached an agreement in principle with Q-Med AB, a biotechnology company based in Uppsala, Sweden, which was amended on September7, 1999 in which we issued an option to Q-Med to acquire shares of newly-issued common stock

     Pursuant to this agreement the Company sold 3,337,500 shares of its common stock to Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB (publ) ("Q-Med"), a Swedish biotech company whose shares are traded on the Stockholm stock exchange, on July 14, 2000. (Q-Med AB has no affiliation with Q-Med, Inc., a Nasdaq listed company.). At closing, Qvestor paid cash of $3,321,697 and provided certain other consideration in exchange for 3,337,500 newly-issued shares of the Company's Common Stock. The balance of the $6,675,000 cash portion of the purchase price will be paid by Qvestor by July 14, 2001. Prior to this transaction, Q-Med already owned 562,500 shares. Qvestor and Q-Med purchased approximately 59% of the issued and outstanding shares of common stock. Q-Med retains approximately 57% ownership of Ixion's outstanding common stock as of September 30, 2000.

     Special Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-QSB of Ixion Biotechnology, Inc. for the quarter ended September 30, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Part I, Item 2, Management's Discussion and Analysis or Plan of Operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

  Set forth below is information as to securities sold by Ixion during the quarter ended September 30, 2000 which were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales and were issued in reliance on Section 4(2) of the Securities Act.

  Restricted shares of Common Stock have been issued to members of the Board of Directors, members of the Scientific Advisory Board, and key employees under the Company's Board Retainer Plan as follows:

  On July 14, 2000, 236,192 shares of Common Stock were issued to officers and employees were issued in satisfaction of $1,028,763 in deferred fees and salaries, or $4.00 per share.

  On August 1, 2000, 24,800 shares of Common Stock (1,000 shares were issued to each of five directors, 5,000 shares to a newly-elected director, 1,000 shares each to seven members of the Scientific Advisory Board, 7,800 shares to employees) for services, in the aggregate, valued at $99,200 ( a portion of which is unearned compensation) or $4.00 per share.

  On September 21, 2000, 100 shares of Common Stock were issued to a new employee.

  On July 14, 2000, the Company issued 3,337,500 shares of Common Stock to Q-Med, AB, in exchange for cash of $3,321,697, a stockholder note receivable for $3,353,303, and certain other consideration. The balance of the $6,675,000 cash portion of the purchase price will be paid by July 14, 2001;

  On September 14, 2000, the Company issued 8,640 shares to holders of 86,900 canceled options.

  On August 31, 2000, 18,672 shares of Common Stock were issued for warrants exercised by The University of Florida (issued in partial payment of rent for the Company's facilities pursuant to the License Agreement between the University of Florida Research Foundation, Inc. and the Company).

  On August 31, 2000, 2,000 shares of Common Stock were issued for warrants exercised by an individual.


Item 5.  Other Information

None

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

Exhibit        Description                                                  Page

 (2)           Plan of Acquisition, Reorganization, Arrangement,
               Liquidation or Succession                                    None

 (3)           Articles of Incorporation                                    None

 (4)           Instruments defining the Rights of Security Holders          None

 (10)          Material Contracts

*(10.1)        Agreement with the University of Florida-Encrustation grant
*(10.2)        Agreement with Dr. Ross P. Holmes

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

                                    Ixion Biotechnology, Inc.


Dated: November 13 1999             By: /s/ Weaver H. Gaines
                                    ____________________________________
                                    Weaver H. Gaines
                                    Chairman and Chief  Executive Officer
                                    Chief Financial Officer

Dated: November 13, 1999            By: /s/ Kimberly A. Ramsey
                                    ____________________________________
                                    Kimberly A. Ramsey
                                    Vice President and Controller
                                    (Principal Accounting Officer)

Item 6.  Exhibits and Reports on Form 8-K

Exhibits marked by asterisk(s) are included with this Report; other exhibits have been incorporated by reference to other documents filed by us with the SEC.


         (a)     Exhibits

Exhibit           Description                                               Page

  (2)             Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation or Succession................................ None
**(2.1) Stock Purchase Agreement, dated July 14, 2000, between the Qvestor and the Company

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