Form 10KSB
period 2000-12-31
IXION BIOTECHNOLOGY INC
filed 2001-04-02
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-KSB


                                   (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

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

                                  386-418-1428
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

The issuer's revenue for the most recent fiscal year, ending December 31, 2000, was $403,782.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2001, was approximately $ 4,200,000 based on the most recent sales of newly-issued common equity. There is no public market for the issuer's common stock.

The number of shares of the issuers common stock, par value $.01 per share, outstanding as of March 15, 2001, was 6,861,791.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT                             PART INTO WHICH INCORPORATED
         --------                            ------------------------------
The Proxy Statement to be used in                      Part III
connection with the annual meeting
of stockholders to be held June 15, 2001 the "Proxy Statement"), to be filed with the Commission prior to April 30, 2001, pursuant to Rule 14a-101, Schedule 14A of the Exchange Act.


                                     PART I

Item 1.  Description of Business.

The Company

Ixion(R) is a biotechnology company focused on the treatment of metabolic disorders. One major focus is diabetes, a defect in carbohydrate metabolism. Our diabetes product is based on somatic stem cell technology. We grow in vitro insulin-producing islets from stem cells obtained from adult donors. The second major focus is hyperoxaluria, a defect in oxalate metabolism. Excess oxalate, whether manufactured by the body or absorbed from the diet, causes disease. Our oxalate technology is the basis for the development of several products addressing oxalate-related conditions. We are the world's leading company specializing in oxalate metabolism. We hold worldwide patents or exclusive licenses to patents in both islet stem cells and preparations for treatment of oxalate-related disorders.

Ixion licensed its technology and commenced research operations in 1995. Today we occupy over 8,500 square feet of lab and office space in the Progress Corporate Park in Alachua, Florida and have 16 full time employees and five part time employees. Reflecting the six SBIR/STTR grants we were awarded in 1999-2000, we received the Small Business Administration's 2000 National Tibbetts Award for excellence in research. Ixion is a publicly reporting company, but is not publicly traded. Q-Med AB (publ), a Swedish public biotech company, invested $6.75 million in Ixion's initial institutional round in July 2000, which will fund operations through July 2002. Q-Med owns 57% of our common stock.

Products. Ixion's diabetes development program is aimed at optimizing the growth of functioning islets in culture. Our cultured islets are based on our islet producing stem cell technology whereby islet stem cells from adult donors are cultured and propagated. Our goal is to produce commercial quantities of cultured functional islets to address the current shortage of transplantable islets.

In addition to developing our islet replacement therapy, we have an ongoing discovery program to identify and characterize islet stem and progenitor cells as well as novel growth factors associated with them. The goal of this program is to discover factors important in islet stem cell differentiation and to identify stem cell markers to which we hope to produce antibodies useful in stem cell isolation and research. All of our potential diabetes products are in the discovery research stage.

We demonstrated proof of the principle that cultured islets cure diabetes in mice in 1995. We plan to enter human studies not later than early 2002.

Our primary oxalate technology is based on oxalate degrading enzymes, such as are expressed from genes from the non-pathogenic anaerobic intestinal bacteria, Oxalobacter formigenes. O. formigenes produces enzymes, which degrade oxalate in healthy people. Inadequate colonization of O. formigenes results in reduced ability to degrade oxalate, leading to excess oxalate. Other conditions lead to excess oxalate as well. Our oxalate technology allows us to develop a variety of products from the same basic set of discoveries. Excess oxalate plays a role in a variety of disorders including

     o        Kidney stones, both human and animal,
     o        Primary Hyperoxaluria,
     o        cardiomyopathy,
     o        cardiac conductance disorders,
     o        cystic fibrosis,
     o        Crohn's disease,
     o        renal failure and toxic death, and
     o        vulvodynia.

Until 2000, Ixion operated as a development stage company. We have earned limited revenues, the majority of which have been research and development payments, and we have an accumulated deficit of $5,466,735 from our inception through December 31, 2000. Operations have been funded primarily by sales of securities and research grants.

Industry Description

In 2000, the U.S. biotechnology industry was composed of approximately 1,300 companies, public and private. The public market for biotechnology financing was exuberant in early 2000, before moderating in the second half. The public market for biotech securities has, in common with technology stocks generally, been highly volatile. Biotech companies, public and private, raised $36.9 billion in 2000, triple the money raised in 1999. The biotechnology industry is part of the broader health care industry in the United States, which accounts for approximately 14% of the country's gross domestic product, or approximately $1 trillion.

Market

Diabetes. Diabetes is the world's most common metabolic disease. It is inadequately treated with currently available drugs. In 1995, there were over 16 million diabetics in the United States. There were 21 million diabetics in Europe and as many as 100 million worldwide. Type 1 diabetes patients represent from 5% to 10% of the total number of diabetics in the U.S., or approximately 800,000 patients. An additional 1.5 million type 2 diabetics also take insulin. There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are type 1 diabetics. Approximately 25 percent of the new type 2 patients (or approximately 110,000) will also take insulin.

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

Current therapies, including insulin shots or oral hypoglycemic medication, modulate blood glucose, but cannot consistently maintain the diabetic's blood glucose at normal levels. The Diabetes Control and Complications Trial, a nine-year NIH study, demonstrated that maintaining blood glucose at normal levels reduces by approximately 60% the risk of development and progression of diabetes complications. However, there is no therapy that supplies insulin in response to changes in blood glucose with the speed and precision of functioning islets.

Kidney stones. Kidney stones are a major health care problem in the United States, and a worse one in other parts of the world. Nearly one in every 1,000 residents in the United States has been hospitalized for stones, and autopsies have revealed that one in every 100 persons have observable stone formation in their kidneys. Between seven and ten of every 1,000 hospital admissions in the United States are for kidney stones, translating to 248,000 hospital admissions annually. There are approximately one million kidney stone incidents annually, the seventh leading cause of patients visits to physicians. Nationwide, approximately 12% of the U.S. male population and 6% of the US female population will develop stones in their lifetimes, but stones are particularly common in the region from Virginia to New Mexico, commonly referred to as the "stone belt." In other parts of the world, particularly the Middle East, Asia, and India, kidney stones are an even worse problem since hot climates seem to favor stone formation.

If a stone cannot be passed, it is surgically removed or shattered by extracorporeal shock-wave lithotripsy. Both treatments are expensive, with lithotripsy costing approximately $5,000 and surgery costing approximately $8,000 (including the hospital stay). Approximately 30% of patients with kidney stones are hospitalized, the remainder pass the stone at home, which, while not particularly expensive, is exceedingly painful. Based on recent data, the total annual cost of kidney stones in the United States was conservatively estimated at $2.39 billion.

Unfortunately, kidney stones usually recur, although for most patients, the time between episodes can be years. The majority of kidney stones are made of oxalate, which is an end product of metabolism in the body, and an important component of a typical diet. The intestinal oxalate degrading bacteria, Oxalobacter formigenes, plays an important role in oxalate homeostasis, both by regulating intestinal absorption of dietary oxalate and also its secretion into intestinal lumen from the blood. We believe that it may be clinically important to screen patients with oxalate-associated diseases for the presence or absence of the bacterium. Indeed, recent research indicates an increased risk of kidney stones in patient populations with significantly decreased intestinal colonization by O. formigenes. This appears to be particularly true of patients with cystic fibrosis, who are at materially increased risk of kidney stones as a result of excessive oxalate absorption from their diets.

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

Vulvodynia. Vulvar vestibulitis syndrome ("vulvodynia") is a complex, multifactorial disorder with painful and debilitating symptoms, including intense burning, itching, and inflammation, affecting the tissues surrounding the vagina and urethra. In chronic cases it is very disruptive of a person's life. Recognition of this condition as a significant, physiological syndrome appeared in medical journals only a few years ago. There are no population studies of the incidence or prevalence of vulvodynia although the condition may affect from 150,000 to 200,000 American women. Because the cause is often unknown, treatments have been aimed at symptoms and include xylocaine, acupuncture, hypnotherapy, interferon injections, and, as a last resort in chronic cases, surgery. Recent research suggests that vulvodynia may be associated with oxalate, with some investigators reporting significant improvement following control of dietary oxalate.

Pet Kidney Stone Market. In the U.S. alone, there are approximately 60 million cats and 53 million dogs. In Europe, there are similar numbers, except that dogs outnumber cats. Companion animal health care products total approximately $2 billion globally, of which biotechnology-derived products, including the feed supplement segment, accounted for $680 million in sales.

Catheter-related Urinary Tract Infection. The world market for urological drains (catheters) was $675 million in 1995. Catheters often foster infection and account for the leading side effect of an invasive hospital procedure. One major cause of catheter infection is encrustation by oxalate crystals on the catheter and subsequent bacterial adhesion. The bacterial adhesions result in lumen occlusion (of the catheter or stent as well as an anatomical lumen) and urinary tract infections. Ixion's oxalate technology would permit a coated catheter or stent capable of inhibiting or dissolving encrusted oxalate crystals, thus reducing the potential for infection. Of equal importance are the large numbers of urinary tract devices which have been developed and prototyped yet never reached their clinical potential because of these problems of encrustation and infection, particularly in-dwelling devices.

Sjogren's Syndrome. Sjogren's Syndrome is a human autoimmune disease of the salivary and lacrimal glands resulting in debilitating xerostomia (dry mouth) and xerophthalmia (dry eyes). The disease presents as a primary autoimmune disease or as a secondary autoimmune disease concomitant with other connective tissue diseases or diabetes. Although classified as an orphan disease, it is grossly under-diagnosed with as many as four million patients (90% of whom are women).

Primary Hyperoxaluria Type I and Type II. PH1 is a rare autosomal recessive disease that results from a deficiency of peroxisomal alanine:glyoxylate aminotransferase (AGT) activity in the liver. There is a very low prevalence, perhaps approaching 1,500 diagnosed cases in the major pharmaceutical markets. Primary hyperoxaluria Type II is rarer still. There is no available therapy for the bulk of affected patients, other than serial liver-kidney transplants. The disease has a significant infant mortality and is available for Orphan Drug funding.


Business Strategy

Our corporate goal is to create a sustainable company; one that has a reasonable chance of generating enough scale to reach a significant market valuation by successfully developing our diversified product pipeline. The pipeline has products aimed at kidney stones and other oxalate-related disorders as well as a product aimed at a cure for type 1 diabetes. We will continue to seek strategic partners to participate in the development of both types of products. Other elements of our strategy include the following:

Basic Research. Ixion funds its basic scientific research primarily through grants from the NIH and other funding agencies as well as cooperative research and development agreements with the University of Florida and other research institutions. In addition to the grant applications written by our scientific personnel, we work with members of our scientific advisory board or other academic scientists world-wide to support grants written by or with the collaborator. This program has resulted in six awarded grants since 1999 (totaling $700,000).

Technology Evaluation and Development. We use our affiliation with the University of Florida Biotechnology Program and the members of our Scientific Advisory Board to seek out cutting-edge university based biotechnology. Our scientific and business team will review early stage academic inventions, identify discoveries which are commercially promising, obtain licenses from the universities, and develop the discoveries to add value. The University of Florida, with which we have the closest relationship, is the tenth largest university in the nation and is the largest research institution in the Southeast. It typically ranks in the top 10 in the United States in gross royalties received from patent licenses, and the top 20 in the United States in the number of U.S. patents obtained.

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

Product Development - Diabetes

Descriptions of Diabetes Products. Islet replacement therapy to reverse diabetes or reduce insulin dependency has been limited by, among other things, significant shortages of human islets suitable for transplant or research, with only 5,000 or fewer pancreases available for transplant annually. In addition to the shortage of islets, transplants are subject to immunological attack resulting in rapid rejection of transplanted tissue. About 20% of the diabetic population has sufficiently severe complications as to justify islet transplantation under conditions that require a life-long regime of immunosuppressive drugs. But the shortage of islets is so pronounced that 3,000 patients die each year while waiting for a pancreas graft. Xenotransplants using porcine islets face additional difficulties, such as the possibility of cross-species viral infection, regulatory uncertainty, scientific difficulties, and cultural barriers. To date, efforts to propagate commercial quantities of human islets in vitro (in the test tube) from either fetal or adult tissue have had minimal success.

In the summer of 2000, researchers in Edmonton, Alberta, Canada, reported that they were able to restore normal blood sugar levels for a year or more in diabetic patients by transplanting islets obtained from organ donors. Edmonton established the ability of islet replacement to eliminate insulin dependence and produce normal blood glucose levels. However, the Edmonton approach has two material drawbacks: it requires two organ donations per patient, intensifying the shortage of islets, and it also requires immune suppression.

Ixion's development program is aimed at optimizing the growth of functioning islets in culture. Our cultured islets are based on our islet producing stem cell technology whereby islet stem cells from adult donors are cultured and propagated. Our goal is to produce commercial quantities of cultured functional islets to address the current shortage of transplantable islets. Because each patient requires two or more pancreases, and because there are at most 5,000 pancreases available annually, fewer than 2,500 patients (about 1% of the eligible population) could be helped. Ixion's ability to grow commercial quantities of islets will overcome this shortage.

Ixion's islet technology permits the successful growth of in vitro pancreas-derived, pluripotent (e.g., able to differentiate) islet-producing stem cells (IPSCs) islet progenitor cells, and IPSC-derived islet cells from mice, dogs, and humans. We have also been successful in propagating human islet cells from children and adult donors, but have not transplanted such islets to date.

Ixion Cultured Islets. We will grow cell lines of insulin-producing islets from human adult stem cells. Using these cell lines of insulin-producing islets, we will provide functioning islets to transplant surgeons in islet transplant centers to improve the patient's blood glucose management and reduce his requirement for daily insulin injections.

We are also working to overcome the second material Edmonton drawback: immune suppression. Our work is focused on two fronts: (1) developing an autologous version of cultured islets (where we get the stem cells directly from the patient to be implanted, rather than from organ donors), and (2) developing hyaluronic acid as a protective encapsulation for transplanted islets. Our hyaluronic technology will be licensed royalty free from Q-Med AB.

Autologous Cultured Islets. Surgeons trained in ultrasound guided endoscopy (a minimally-invasive surgery) will supply Ixion with a biopsy of pancreatic tissue taken from individual diabetic patients. We will grow new insulin producing islets for each individual patient. The replacement islets will then be delivered to the surgeon for implantation to improve the patient's blood glucose management and reduce his requirement for daily insulin injections. Autologous cultured islets avoid the problems of allogenic immune rejection because they use the patient's own cells, thus may not require immunosuppressive drugs to avoid rejection.

NASHA Encapsulation. The second method of reducing or eliminating immune suppressive drugs involves encapsulating the islets in immunoprivileged non-animal stabilized hyaluronic acid ("NASHA"). We are working with our collaborator, Q-Med AB (publ), who is also a significant investor, to develop an immune-privileged capsule making use of their proprietary NASHA technology.

All diabetes products will be administered in hospitals in an inpatient setting. Endocrinologists and primary care physicians will prescribe the product and transplant surgeons will implant the islets. The primary risk holders (i.e., those responsible for payment for the products) will be hospitals and managed care organizations, with some risk being borne by co-paying patients.


Product Development - Oxalate

Description of Oxalate Products. Our therapeutic oxalate product is IxC1, an oral drug for the therapy of oxalate-related diseases. It is in preclinical development. Other applications of the oxalate technology include a product to prevent kidney stones in pets; the XEntrIx(TM) Oxalobacter formigenes Monitor, a diagnostic test for the presence of O. formigenes; and an oxalate-resistant catheter for urinary applications. Using the same technology, we could also formulate a nutritional supplement made from O. formigenes cells, to promote healthy levels of oxalate.

IxC1 Therapy for Oxalate-Related Disease. IxC1 is an orally administered drug. IxC1 is targeted at oxalate-related disorders including kidney stones, primary hyperoxaluria, enteric hyperoxaluria, oxalosis, cardiomyopathy, cardio conductance disorders, cystic fibrosis, Crohn's disease, and possibly vulvodynia. Very few satisfactory treatments currently exist for these disorders. Further development of this product is the subject of a Phase II STTR application filed with our collaborator at Northwestern University in September 2000. Our current intention is to file an IND for the IxC1 enzymatic therapy for oxalate-related disorders when resources permit.

Working with collaborators at the Wake Forest University Medical School, we have initiated a pilot study to measure effectiveness of our oxalate technology in reducing urinary and serum oxalate in humans fed a controlled oxalate diet. The open label study, which has been approved by the Wake Forest Institutional Review Board, will commence in the second quarter of 2001 and is scheduled for completion in June 2001. This study is also the subject of an SBIR Phase II application filed in December 2000.

With regard to the veterinary product, we expect to enter into a collaborative agreement leading to a product development project during 2001. The veterinary product is in preclinical development. Our diagnostic test for O. formigenes is the XEntrIx(TM) Oxalobacter formigenes Monitor, a molecular diagnostic for the rapid and sensitive detection of human O. formigenes. It is also in preclinical development. We plan to seek FDA clearance for the Monitor in the near future. Finally, using funds from an award of a Phase I SBIR grant received in 2000, we are developing a coated prosthetic stent and in-dwelling catheter designed to prevent oxalate crystal encrustation and bacterial adhesion, to reduce infection in catherized patients. This product is in the research stage.

Description of Sjogren's Syndrome Product. Ixion has another potential product in research, aimed at Sjogren's Syndrome, a metabolic defect in the production of tears or saliva. The product is a simple, non-invasive, ELISA diagnostic test capable of identifying patients with Sjogren's Syndrome. At present, diagnosis involves detection of lymphocytic infiltrates in biopsies of the labial gland, and other markers, none of which is, by themselves, disease specific. The muscarinic cholinergic-3 marker (M3) may be able to define autoimmune exocrinopathy. An STTR Phase I award received in September 2000 supports this research. This project is in the research stage.


Licensed Technology

We have licensed from the University of Florida Research Foundation, on an exclusive world wide basis, commercial rights in two areas: in vitro grown islet producing stem cells for curing diabetes, and materials and methods for detection of oxalate and Oxalobacter formigenes.

Under the UF Research Foundation licenses, we have licensed five issued U.S. oxalate patents and two issued U.S. islet patents. Still pending under these licenses are two U.S. oxalate patent applications, one U.S. islet patent application, and one US/International patent application. We have also filed internationally on these patent families. One oxalate patent and one islet patent has been issued in Australia; other countries are pending.

The license agreements require the UF Research Foundation to file and prosecute the patents and require us to reimburse the costs. They must also take all steps to defend such patent rights, also at our expense. If the UF Research Foundation fails to take any such action, we have the right to defend such rights at our own expense.

Except for royalty rates and certain other immaterial differences, the terms of our patent licenses with the UF Research foundation are substantially identical. The UF Research Foundation licensed its rights on an exclusive, worldwide basis for the life of any patents granted. We have rights under the UF Research Foundation licenses to all possible uses of the patent applications, any patents issued from such applications, any divisionals and continuations of such applications, and to any claims of U.S. and foreign continuation-in-part applications, and of the resulting patents, which are directed to subject matter specifically described in such applications.

Under the UF Research Foundation licenses, we paid a license issue fee, are obligated to pay royalties on our net sales or net sales of our sublicensees, and must reimburse the UF Research Foundation for patent costs. There are no minimum annual royalties. We are also obliged to obtain product liability insurance prior to the sale for commercial purposes of licensed products.

All issued UF-licensed oxalate patents expire in June 2014. A web of claims in the various issued patents covers our oxalate products. The claims in the earliest oxalate patents tend to be relatively narrow, but the later patents contain broader claims including the claim to the DNA encoding for formyl-CoA transferase, a necessary ingredient of some of our oxalate products. Claims in pending applications are broader still.

All issued UF-licensed islet patents expire between April 2014 and November 2015. They are primarily process patents, meaning we can bar competitors from duplicating our particular islet expansion technique, but we can not bar competitors from developing other, non-infringing techniques to culture islets. Broader claims, including a claim for the IPSC, islet progenitor cells, and islet-like structures are included in the pending U.S. application.

A number of pharmaceutical companies, biotechnology companies, universities and research institutions, and individuals have filed patent applications or received patents to technologies that are similar to our technologies. We are aware of patent applications previously filed by and patents already issued to others that could conflict with our patents or patent applications, either by claiming the same methods or compounds or by claiming methods or compounds that could dominate those licensed to us. In addition, we can not assure you that we are aware of all patents or patent applications that may materially affect our ability to make, use, or sell any products. United States patent applications are confidential while pending in the United States Patent and Trademark Office, and patent applications filed in foreign countries are often first published months after filing. Any conflicts resulting from third party patent applications and patents could significantly reduce the coverage of the patents or patent applications licensed to us and limit our ability to obtain meaningful patent protection. If patents are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We can not assure you that we will be able to obtain any such license on acceptable terms or at all. If such licenses are not obtained, we could be delayed in or prevented from the development or commercialization of our product candidates, which would have a material adverse effect on us.

Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents to which we have rights or to determine the scope, validity, and enforceability of other parties' proprietary rights, which may affect our product candidates and technology. United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence. Our licensors may also have to participate in interference proceedings declared by the Patent Office to determine the priority of an invention, which could result in substantial cost to us. There can be no assurance that our licensed patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. Further, with respect to the technology licensed by us from the UF Research Foundation, they are primarily responsible for any litigation, interference, opposition, or other action pertaining to patents or patent applications related to the licensed technology, and we are required to reimburse them for the costs. As a result, we generally do not have the ability to institute or determine the conduct of any such patent proceedings unless the UF Research Foundation does not elect to institute or elects to abandon such proceedings. In cases where they elect to institute and prosecute patent proceedings, our rights will be dependent in part upon the manner in which they conduct the proceedings. The UF Research Foundation could elect not to vigorously pursue or defend or to settle such proceedings on terms that are not favorable to us. An adverse outcome in any patent litigation or interference proceeding could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology, any of which could have a material adverse effect on us.

We can not assure you that any existing patent application, or any future patent application will issue or that any patents, if issued, will provide us with adequate patent protection with respect to the covered products, their uses, technology, or processes. In addition, under our licenses, we are required to meet specified diligence requirements to retain our rights.

In January 1997, we entered into a patent license agreement obtaining exclusive rights to the issued patent of Dr. Randy S. Fischer and Dr. Roy A. Jensen, faculty members at the University of Florida, for identifying a difference which exists between the metabolic pathway of a microbial or plant target organism and a non-target host species, and then preparing a control agent which perturbs the metabolic pathway of the target without significantly perturbing the metabolic pathway of the host. This patent may be useful in the development of microbicides for drug resistant pathogens such as staphyloccus, enterococcus, and neisseria. Under the Fischer/Jensen license agreement, we paid a license issue fee of 1,000 shares of our common stock and are obligated to pay royalties of 2% on net sales by Ixion or our sublicensees. There are no minimum annual royalties or due diligence milestones. The Fischer/Jensen license is for the remainder of the legal life of the patent (expiring in 2010). We hope to sublicense this patent to a third party.

In June 1997, we entered into a patent license agreement with the Milton J. Allison Revocable Trust, obtaining exclusive, world-wide rights to the inventions of Dr. Milton Allison, a member of our Scientific Advisory Board, relating to the administration of cells of O. formigenes or natural enzymes from
O. formigenes (or other microorganisms) to treat oxalate-related conditions. Except for royalty rates and patent issue fees, the terms of this license agreement are substantially similar to the terms of the Fischer-Jensen patent license discussed above. One patent has issued under this license. An additional US patent application and foreign applications are pending.

In July 1999 Dr. Michael Humphreys-Beher of the Department of Oral Surgery at the School of Dentistry at the University of Florida filed an invention disclosure with the University entitled "Use of M3 Muscarinic/Cholingeric Receptor in the diagnosis of Sjogren's Syndrome." Dr. Peck and several other researchers were listed as co-inventors. The University waived its rights to the invention under its patent policy, and notified Dr. Humphreys-Beher and the NIH of the waiver. Dr. Humphreys-Beher is in the process of applying to the original federal funding agency for intellectual property rights for the invention, and we expect those rights to be assigned to him and the co-inventors. Under our consulting agreement with Dr. Peck, we will be entitled to an assignment of his co-inventorship interest in this invention, and we expect to negotiate a license with Dr. Humphreys-Beher and the other co-inventors in order to have exclusive rights covering the development of a diagnostic assay.

Because the inventions covered by our licenses and proposed licenses were made with federal assistance (which is typical of university-based discoveries), they are subject to the rights of the federal government under 35 USC Title 18, "Patent Rights in Inventions Made with Federal Assistance," including "march in" rights under which the government has the right to require us to grant an exclusive license under any such inventions to a third party if the government determines that (1) adequate steps have not been taken to commercialize such inventions, (2) such action is necessary to meet public health or safety needs, or (3) such action is necessary to meet the requirement for public use under federal regulations. The government's rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. The law also requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from our exclusive licensee to substantially manufacture products using the invention in the United States, although this covenant is subject to a discretionary waiver by the government.

Patents and Trade Secrets

Dr. Peck, our Chief Scientist, is an employee of the University of Florida, and, like any employee of the University of Florida, is bound by the terms of the University's patent policy, which requires that any invention conceived of or developed in the area in which he is employed belongs to the University (subject to the rights of the federal government described above).

It is our policy to require our directors, employees, consultants, outside scientific collaborators, and sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of his or her relationship with us is to be kept confidential and not disclosed to third parties. Ixion also requires signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the confidentiality agreements also generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property (subject, in the case of Dr. Peck, and other university employees, to the prior rights of their employers).

As noted above, we have actively sought collaboration with university scientists under the SBIR and STTR programs as a way of leveraging our scientific resources. In implementing this practice, we seek to adjust the work plans and division of responsibilities in such a fashion that any patentable discovery will be Ixion's sole intellectual property. Where that is not possible, we seek, at a minimum, that any discovery will be "joint" under the rules of inventorship, thus ensuring for us the right to use the discovery without license from the university, although, in the latter case, a license of the university's joint rights may be desirable to ensure exclusive access to the invention.

In order to produce or use the XEntrIX(TM) Oxalobacter formigenes Monitor, it may be necessary to license PCR rights from Roche Diagnostics, Inc., which makes non-exclusive licenses generally available. In addition, to produce our recombinant enzymes for IxC1, we must enter into a commercial license with Brookhaven National Laboratory relating to its T7 technology. Brookhaven makes non-exclusive licenses generally available.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors in general include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have larger R&D budgets, as well as substantially greater experience in developing products, in obtaining regulatory approvals, and in manufacturing and marketing diagnostic and pharmaceutical products. In addition, many biotechnology companies have formed collaborations with large, established companies to support research, development, and commercialization of products that may be competitive with ours. Academic institutions, governmental agencies, and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

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

Government Regulation

In the United States, the FDA regulates distribution, manufacture, labeling, and promotion of nutritional supplements, drugs, both animal and human medical devices, and biologics. In addition, manufacturers of these products are subject to other federal, state, and local environmental and safety laws and regulations. Governments in other countries may impose additional requirements.

Dietary Supplements. We believe that, in the United States, should we offer an oxalate nutritional supplement, Ox-Control(TM), it will be regulated by the FDA as a dietary supplement. The FDA regulates many aspects of the safety, labeling, and promotion of dietary supplements, but most dietary supplements do not require FDA pre-approval before they can be commercially marketed. The category of dietary supplements is defined by statute, and generally includes products that, inter alia, contain a dietary ingredient, are intended for ingestion, and are labeled as dietary supplements. If a dietary supplement ingredient has not previously been used in food, the manufacturer or distributor must provide evidence of safety to FDA at least 75 days before the product is commercially distributed. In addition, there are significant restrictions on the kinds of claims that may be made for dietary supplements. For example, if a dietary supplement is claimed to treat or prevent a disease, FDA will consider the product a drug and generally require FDA approval prior to commercial marketing. Also, if a dietary supplement is claimed to affect the structure or function of the body, the claim must be accompanied by a disclosure that the claim has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure, or prevent any disease. Failure to comply with applicable requirements can, among other consequences, result in compliance letters, seizures, injunctions, and criminal prosecution. To date, FDA's enforcement efforts have been directed primarily toward preventing marketers of dietary supplements from making drug claims without appropriate approvals.

Because O. formigenes enzymes, and O. formigenes itself, have not previously been used in food, we expect to file a safety notice with the FDA. Any FDA concerns about safety could slow or preclude the commercial launch of the product.

FDA Authorization to Market. Drugs, medical devices, or biologics may not be commercially distributed in the United States unless they have FDA authorization. Obtaining FDA authorization to market a regulated product generally involves the submission of preclinical, product characterization, clinical, and manufacturing information. The process can take a number of years and the expenditure of significant resources.

Drugs and Biologics. Some of our planned products, such as the diabetes products, will be regulated as drugs and biologics. The Food, Drug, and Cosmetic Act and the Public Health Service Act provide that drugs and biologics may not be commercially distributed within the United States unless they have been approved by the FDA. The process required by the FDA before drugs and biologics may be marketed in the United States generally involves five steps:

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

The process for obtaining the approval for an animal drug is similar, but not identical.

Medical Devices. Many of our planned products (such as the in vitro diagnostic products, including the XEntrIX TM Oxalobacter formigenes Monitor), will be regulated as medical devices. The FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA.

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

There are two review procedures by which medical devices can receive approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a premarket notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence.

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required by the statute and implementing regulations to have an approved application for premarket approval), the FDA must approve a premarket approval application before marketing can begin. Premarket approval applications must demonstrate, among other matters, that the medical device is safe and effective. A premarket approval application is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. Once a premarket approval application has been submitted, the FDA's review may be lengthy and may include requests for additional data. The manufacturer must also pass a premarket inspection of its compliance with the quality systems regulations. We can not be sure that the FDA will authorize marketing of our products under either the 510(k) procedure or PMA procedure.


Clinical investigations of most devices are subject to the investigational device exemption requirements, which usually involve FDA review of the investigation before it may begin. Clinical investigations of many in vitro diagnostic tests are exempt from the investigational device exemption requirements, provided the testing meets certain exemption criteria, including labeling as an "investigational use only" product. In addition, in vitro devices may be distributed for "research use only," provided they are intended for laboratory research and labeled for research use. The FDA's current policy is to encourage manufacturers of in vitro devices for "investigational use only" or "research use only" to establish a certification program under which these in vitro devices are distributed to or utilized only by individuals, laboratories, or health care facilities that have provided the manufacturer with a written certification of compliance indicating that the "investigational use only"{ or "research use only" product will be restricted in use and will, among other things, meet institutional review board and informed consent requirements.

Ixion's Products. The XEntrIX(TM) Oxalobacter formigenes Monitor, when manufactured by or for us, will be distributed initially for research use and will not require FDA review prior to distribution for those uses. To market this product for diagnostic use, we intend to request authorization under the 510(k) procedure for the XEntrIX TM Oxalobacter formigenes Monitor. Premarket approval applications may, however, be required.

We believe that our products will require  approval of either a biologic license
application  or  a  new  drug  application   before  they  may  be  commercially
distributed.

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

Non-U.S. Marketing. For marketing outside the United States, we are also subject to foreign regulatory requirements. Requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. The time required to obtain approvals by foreign countries may be longer or shorter than that required for FDA approval, and regulatory requirements for foreign countries may differ significantly from those of the FDA. In some cases, products may not be exported until FDA approval is obtained. We intend to rely on our strategic partners both in the United States and abroad for assistance with these matters.

University Conflicts of Interest. Because Dr. Peck, our Chief Scientist, Dr. Khan, Dr. Schatz, and Dr. Schuster are employees of the University of Florida, and other members of our Scientific Advisory Board are employees of other universities, they, and consequently we, are subject to statutes and guidelines relating to conflicts of interest. In order for Ixion to conduct business with the university employers of these members of our Scientific Advisory Board (including licensing University of Florida technology or entering into research support agreements or subcontracts), we must obtain and maintain an exemption for Dr. Peck from the application of the Florida conflict of interest statutes, and obtain approvals for outside activities for the others.

Exemptions for Dr. Peck are issued pursuant to a monitoring plan that requires us, among other things, to promptly disclose every material transaction between us and any employee of the University. Dr. Peck obtained his initial exemption from the Florida conflict of interest statutes on January 5, 1995, relating to the academic year ended June 30, 1995. Dr. Peck must renew exemptions annually at the beginning of each academic year (or upon material alterations in the terms of the relations between us and him). The approval process can take 12 or more months.

Manufacturing and Marketing

We have no experience in manufacturing or marketing products on a commercial scale. Marketing rights for products may be licensed to corporate partners. Co-marketing arrangements may also be feasible for some products. Ixion also intends to seek distribution arrangements for our products in countries outside of the United States. While using third parties for distribution or marketing permits us to avoid the costs of establishing a distribution or marketing network in a particular area, this strategy also makes us more dependent on the efforts of third parties, involves a potential reduction in profit margins, and may complicate negotiations and other matters associated with technology licenses.

Diabetes Customers. Our customers for the diabetes products will fall into three tiers, as is common with pharmaceutical products: the end-user patient, the attending physicians, and the third-party payers. In the discussion below, we have discussed who the patients are and what they want and need. However, most of the effort of building acceptance for our diabetes products will be aimed at the professional community and the third-party payers.

The end-user patients for our therapeutic diabetic products will be diabetics - every type 1 diabetic and a significant number of insulin-dependent type 2 diabetics. Pancreatectomized patients (whose numbers we do not know) also need islets. Almost no one dies of diabetes, but they do die from, or suffer from, significant complications (resulting from improperly regulated blood glucose levels), including blindness, kidney failure, amputations, and so on. So, to begin with, patients very much want to avoid the complications of diabetes. Most type 1 patients are aware of the results of the DCCT and UKPDS studies, which demonstrated the positive impact of near-normal control of glucose on secondary complications of diabetes such as those discussed above, so they will be receptive to a therapy which improves regulation of, or eliminates, high and low glycemic excursions.

Diabetics also want to avoid or reduce the need to take insulin shots daily. They want to reduce or eliminate the life style restrictions imposed by their disease. They do not want to take immunosuppressive drugs in connection with islet replacement therapy.

Currently, islet allotransplants require immunosuppression. Immunosuppression has side effects that would not justify islet allotransplant absent other factors. Accordingly, in the short term (when allotransplants still require immunosuppressive drug regimes), the patients who would be candidates for transplant of Ixion islets will be (i) persons who can make use of our NASHA Encapsulated Autologous Cultured Islet (where immunosuppression will likely not be necessary), and (ii) diabetics who presently have severe secondary complications where the side effects of immunosuppression are preferable to the complication (such as renal failure) and who cannot get islet transplants because of the severe shortage of donated pancreases. Approximately 20% of all type 1 and type 2 insulin dependent diabetics (a total of 340,000 patients) have sufficiently advanced secondary complication as to qualify them for consideration of transplant notwithstanding the need for an immunosuppressive drug regime. This latter group is the target population for the NASHA Encapsulated Allogeneic Explanted Islet product.

In the long term, when an effective immunoprivileged encapsulation is available, the sole inclusion criteria would be that the diabetic patient uses insulin. Implantation of islets either subcutaneously or intraperitoneally will not require a major operation, hence exclusion will be rare.

For comparison, consider the current exclusion criteria applicable to whole pancreas transplantation: insufficient cardio-vascular reserve, coronary heart disease, on-going substance abuse, on-going psychiatric illness, active infection or malignancy, lack of diabetic complications, extreme obesity, and inability to understand the nature of transplantation (Current Review of Diabetes, Ricordi and Hering, 1999). These reflect concerns caused by (i) the nature of the transplant operation (major and invasive), and (ii) a severe shortage of whole organs for transplantation. These selection criteria (other than the inability to understand the nature of transplantation) would not be relevant to Ixion's diabetes products and minimally invasive implantations.

The attending physicians to whom these new diabetes products will be marketed will include

     o Endocrinologists and diabetologists (estimated at about 6,000 in the U.S.)
     o Internists and family practitioners
     o Transplant surgeons (particularly located in islet transplant centers)

Interestingly, only about 10% of all diabetics (though close to 40% of pediatric diabetics) are cared for by specialists. Primary care doctors manage the remainder of the diabetic population. The primary care physicians, endocrinologists, and transplant surgeons who will be the primary target of sales efforts can be divided into the following categories:

     o Thought leaders (further divided into supporters, skeptics, and diplomats)
     o Early adopters
     o The rest

The primary demand of the physician intermediaries will be that the FDA approve the product. They will also require substantial professional information in the form of preclinical and clinical data, reprinted from articles appearing in recognized peer reviewed journals.

     To have a successful product in the U.S., we must take into account the third-party reimbursement payers, including Medicare, Medicaid, Blue Cross, Blue Shield, and other managed care organizations ("MCOs"). Third-party payers are motivated primarily, but not exclusively, by economic factors. Since the diabetes products will require substantial up-front payments and will challenge accepted norms, we can expect payer resistance in the early stages of product launch, which we will address with a payer task force.

Third-party payers attempt to keep health care costs down by challenging the price or benefit of medical products and services. Products with long-term benefits but initial short-term costs are often difficult to sell to managed care plans or others with short-term payback requirements, because of the substantial turnover in plan participants. However, we expect patient advocacy groups and others will be sufficiently vigorous in this area that a payer campaign will be successful in a short time frame.

Product positioning to achieve maximum coverage from MCOs will be required from Ixion and its marketing partners. The payer task force required to address this issue will be composed of a multidisciplinary team, including persons with clinical, finance, marketing, third-party reimbursement, regulatory, and sales responsibilities. They will research the core payment issues of outcomes dosing, revenue projections and pricing, method of administration, product positioning, labeled indications, and critical audiences.

The payer task force will investigate the need for clinical outcomes research, will consider the possibility of pharmacoeconomic measures in the clinical trials, and will determine whether to include HQL (health related quality of life) measures in the clinical trials. They will also be called upon to identify coverage, coding, and payment barriers and opportunities, and review key decision maker information needs. This task force should begin work by January 2002.

Oxalate Product Customers. The customer markets for our various oxalate product candidates are quite distinct.

     o Oxalate prescription drugs will be targeted toward prescribing physicians.
     o Kidney stone products for companion animals may be sold as premium pet foods by veterinarians or specialty pet food shops, or in grocery stores or other mass-market outlets.
     o Oxalate-related diagnostic products will be targeted at clinical laboratories.
     o Oxalate-resistant catheters and stents will be targeted at hospitals and nursing homes.
     o The Ox-Control(TM) nutritional supplement will be sold directly to end users through dispensing physicians, vitamin and health food stores, and by mail order or internet direct retail sales.

Physicians, urologists, and patients are eager for a new treatment modality for kidney stones and oxalate-related conditions. We believe there will be demand for the XEntrIX(TM) Oxalobacter formigenes Monitor in the research market and, upon acceptance by urologists and nephrologists as a clinically useful test, by certain specialized kidney, nephrogenic, and urologic reference labs.

For the use of the XEntrIX(TM) Oxalobacter formigenes Monitor and our IxC1 therapy in the management of kidney stones, we plan to target the country's approximately 7,300 in-office urologists. For the use of the XEntrIX(TM) Oxalobacter formigenes Monitor and IxC1 therapy for managing kidney stone risk in cystic fibrosis patients, we plan to target the 100 cystic fibrosis treatment centers in the United States. For the use of the XEntrIX (TM) Oxalobacter formigenes Monitor and IxC1 therapy in the diagnosis and treatment of vulvodynia, we intend to approach the market through the 35,000 gynecologists practicing in the United States.

Marketing Strategy. The strategy for marketing our islet replacement therapy is to seek endorsement from the American Diabetes Association, the Juvenile Diabetes Foundation, and by certain specialist societies such as the American Association of Clinical Endocrinologists and the American Society of Transplant Surgeons, a process which can begin once studies demonstrating efficacy and safety of our diabetes products have been published in peer reviewed journals. Eventually, patient brochures will help primary care physicians explain the advantages and drawbacks of the products. We do not believe that the physicians will be price-sensitive, since they will not be the primary risk holders. (The primary risk holders will be hospitals and patients who have co-pay requirements in their health plans.) We also believe we can afford a small direct sales force for the diabetes products.

The marketing strategy for the XEntrIX TM Oxalobacter formigenes Monitor depends upon educating urologists and nephrologists of its clinical usefulness. The XEntrIX TM Oxalobacter formigenes Monitor would be used to screen and manage known stone formers in order to assist the urologist in stratifying and treating kidney stone patients. The use of the XEntrIX TM Oxalobacter formigenes Monitor will allow the urologist to make a determination of which of his or her hyperoxaluric patients have an exogenous hyperoxaluria caused by hyperabsorption from the diet, resulting from diminished or decimated populations of O. formigenes. The clinical relevance of the resulting data is the urologist's capability to identify a specific cause of urolithiasis and to treat it effectively. XEntrIX TM Oxalobacter formigenes Monitor data will be more meaningful than 24-hour urinary oxalate data alone in that it accurately identifies and quantifies the high-risk population of kidney stone formers and stratifies them with respect to cause.

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

In each case, we intend to participate in urology, nephrology, gynecology, and other industry trade meetings and to exploit on-line medical databases and our own web site. Finally, as stated above, we intend to use third-party sales forces.


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

The Scientific Advisory Board meets periodically as a group. In addition, some members may meet in smaller groups or individually with our scientists. Ixion has confidentiality agreements with each scientific advisor providing that all confidential information shall be our exclusive property. Scientific advisors are not paid in cash, but are reimbursed expenses, and, pursuant to the 1994 Stock Compensation Plan, receive 5,000 restricted shares of Ixion's common stock upon joining, and 1,000 restricted shares annually thereafter. They also receive stock options for 2,500 shares annually after their initial year.

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

Karl-E. Arfors, Ph.D. Dr. Arfors was a director from 1998 to 2000, when he resigned as a director to join our Scientific Advisory Board. From 1993 to the present he has been President of Experimental Medicine, Inc., a company he founded. Prior to that he held various scientific and executive positions with Pharmacia, AB. He received his B. Sc. (fil kand), his B.M. (med kand), and the degree of Fil Lic (genetics) all from the University of Uppsala.

Marguerite Hatch, Ph.D. Dr. Hatch is currently a professor in the Pediatrics/Nephrology Division of the Northwestern University College of Medicine. Previously she was a professor in the Nephrology Division and Director of the Kidney Stone Center at the University of California, Irvine College of Medicine. Prior to that, she was Director of the New York Kidney Stone Center, SUNY Health Science Center. She earned her B.Sc. with Honors from the University College, Dublin, Ireland and her Ph.D. in 1978 from Trinity College, Dublin, Ireland.

Ross P. Holmes, Ph.D. Dr. Holmes is an associate professor of surgical sciences-urology at Wake Forest University School of Medicine. Dr. Holmes graduated with a bachelor's of science degree and PhD in biochemistry from Australian National University, Canberra. Before joining Wake Forest University, he was a senior food scientist and research associate in the department of Food Science at University of Illinois. Holmes has been published extensively on the topics of oxalate and hyperoxaluria.

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

Hans Wigzell, M.D., D.Sc. Dr. Wigzell is presently the Rector of Stockholm's famed Karolinska Institute. He received his medical degree and doctorate of science from Karolinska. From 1982 onwards, he has been Chairman of the Department of Immunology at Karolinska. Among his many honors was his service as Chairman of the Nobel Committee of Karolinska from 1990 to 1992.


Special Note Regarding Forward-Looking Statements

This annual report on Form 10-KSB of Ixion Biotechnology, Inc. for the year ended December 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Item 1, Industry Description and Outlook, Business Strategy, Product Development, Manufacturing and Marketing;
Item 2, Description of Property, Item 5, Market for Common Equity and Related Stockholder Matters, and Item 6, Management's Discussion and Analysis or Plan of operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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



Item 2.  Description of Property.

We lease approximately 8,500 square feet of equipped laboratory space and office space at 13709 Progress Blvd., Alachua, Florida. The current term of our lease expires in September 2002, with a one-year renewal option. The building housing our offices and labs also has common space available for conference rooms and break rooms, which are included in the rent. An additional 10,000 square foot lab may be required by January 2002 for clinical trial manufacturing, along with 1,500 square feet of additional office space. Annual expenses for 2000, including repayment of funds provided by the lessor for tenant improvements and an emergency generator, were approximately $112,000.

We have developed a small-scale facility in our lab suite to produce preclinical quantities of our XEntrIX(TM) Oxalobacter formigenes Monitor and bench quantities of Ox-Control(TM). Commercial scale production will be subcontracted to contract manufacturers.

We have a graduate membership agreement with the Biotechnology Development Institute under which we have access to specialized facilities such as animal rooms, small-scale fermentation capabilities, and glass washing and autoclaving facilities. As a graduate member, we may also use the specialized equipment located in the centralized instrument lab in the Biotechnology Development Institute at no extra cost, and we may use the services of the University's Core Laboratories including the Recombinant Protein Expression Core, the Flow Cytometry Core, the Protein Chemistry Core, and the Electron Microscopy Core at a special graduate membership rate. Our graduate membership also allows us use of the University's T-1 connection to the Internet, which also supports e-mail for many of our employees.


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

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Unregistered Sales of Securities

Set forth below is information as to securities sold by Ixion within the past three years that were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities are deemed to be restricted securities for the purposes of the Act. All certificates representing our issued and outstanding restricted securities have been properly legended and we have issued "stop transfer" instructions to our transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Act.

Restricted shares of common stock have been issued to members of the board of directors, members of the Scientific Advisory Board, and employees and consultants under our Stock Compensation Plan as follows:

On July 1, 1998, 23,450 shares (1,000 shares to each of two directors, 5,000 shares to a newly-elected director, 1,000 shares to each of five members of the Scientific Advisory Board, 5,000 shares to a newly-appointed member of the Scientific Advisory Board, and 6,450 shares to employees and officers for services, in aggregate, valued at $234,500 (a portion of which is unearned compensation) or $10.00 per share;

On July 12, 1999, 22,400 shares (1,000 shares to each of three directors, 5,000 shares to each of two newly-elected directors, 1,000 shares to each of six members of the Scientific Advisory Board, and 3,400 shares to employees and officers for services, in aggregate, valued at $89,600 (a portion of which is unearned compensation) or $4.00 per share;

In January, March, June and December of 2000, an aggregate of 1,493 shares to our Associate Director of Research, Diabetes Division, for services, in the aggregate, valued at $5,972 (a portion of which is unearned compensation) or $4.00 per share;

In August, 2000 25,000 shares (1,000 shares to each of five directors, 5,000 shares to a newly-elected director, 1,000 shares to each of seven members of the Scientific Advisory Board, and 8,000 shares to employees and officers for services, in aggregate, valued at $100,000 (a portion of which is unearned compensation) or $4.00 per share;

From September to December of 2000, 20,940 shares to employees and officers for services, in aggregate, valued at $83,760 (a portion of which is unearned compensation) or $4.00 per share;

On October 16, 2000, 5,000 shares to a newly-appointed member of the Scientific Advisory Board valued at $20,000 (a portion of which is unearned compensation) or $4.00 per share.

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and the exemption provided by Rule 701 promulgated under the Act.

On April 16, 1999, we entered into an agreement in principle with Q-Med, AB
(publ), a biotechnology company with headquarters and operations in Uppsala, Sweden. This agreement was amended on September 9, 1999. Pursuant to the agreement in principle, we issued a promissory note in the amount of $300,000, convertible into shares of common stock at a price of $2.00 per share. The promissory note was converted into 150,000 shares of restricted common stock on July 7, 1999. The agreement in principle granted Q-Med an option to purchase 37,500 shares of additional shares of common stock monthly as well as up to a total of 3,900,000 shares by July 15, 2000. Pursuant to the option in the agreement in principle we issued 412,500 additional shares of restricted common stock for $825,000, or $2.00 per share, as follows:

             September 7, 1999              37,500 shares at $2.00 per share
             September 10, 1999             37,500 shares at $2.00 per share
             October 18, 1999               37,500 shares at $2.00 per share
             November 18, 1999              37,500 shares at $2.00 per share
             December 10, 1999              37,500 shares at $2.00 per share
             January 12, 2000               37,500 shares at $2.00 per share
             February 10, 2000              37,500 shares at $2.00 per share
             March 14, 2000                 37,500 shares at $2.00 per share
             April, 12, 2000                37,500 shares at $2.00 per share
             May 12, 2000                   37,500 shares at $2.00 per share
             June 19, 2000                  37,500 shares at $2.00 per share

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a single sophisticated corporate investor that did not involve a public offering, general solicitation, or general advertisement and in reliance on the exemption provided by the provisions of Regulation S.

On July 14, 2000, we entered into a stock purchase agreement with Qvestor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Q-Med AB
(publ). Pursuant to the stock purchase agreement, we issued restricted common stock as follows:

3,337,500 shares to Qvestor, LLC, in exchange for cash of $6,675,000 and an amount in non-cash consideration that the board determined to be equal in value to the cash consideration. Cash of $3,321,697 was paid at closing, and the balance of $3,353,303, is due on or before July 14, 2001. The non-cash consideration included the right to a royalty-free license to Q-Med's intellectual property in non-animal, stabilized hyaluronic acid (NASHA) on the following terms: the license will be exclusive and worldwide for the use of NASHA for the encapsulation of insulin-producing cells, without right of sublicense; any improvements (to which we will also have rights) will belong exclusively to Q-Med; and we will not have the right to manufacture NASHA. Other non-cash consideration includes Q-Med's right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our unsecured subordinated debentures. The offered redemption price would be par, in the case of 10% notes, or at 1.5 times par for variable notes. Thereafter Q-Med would have the option, for any redeemed notes acquired, to convert variable notes at a price of $2.10 per share, and 10% notes at a price of $4.20 per share.

257,192 shares of common stock to the chairman and chief executive officer, the president and chief financial officer, and an employee, in satisfaction of $1,028,768 in deferred fees and salaries, or $4.00 per share.

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors that did not involve a public offering, general solicitation, or general advertisement.

At various dates between November 6, 1995, to August 31, 2000, we issued warrants to purchase an aggregate of 20,672 shares of restricted common stock, at an exercise price of $2.00 per share, expiring August 31, 2000, to an accredited investor and to the University of Florida Research Foundation. Pursuant to the exercise of those warrants, we issued restricted common stock as follows:

20,672 shares (18,672 shares to The University of Florida Research Foundation and 2,000 shares to the individual accredited investor for total consideration of $41,440 or $2.00 per share.

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors that did not involve a public offering, general solicitation, or general advertisement.

Registered sales of securities:

In December, 1997, we commenced the public offering of 400,000 units, for an aggregate of $4,000,000. Each unit consisted of one share of common stock and
0.25 charitable benefit warrant. Each whole charitable benefit warrant entitled someone to purchase one share of common stock at a price of $20.00 per share. On December 10, 1998, we extended the offering through December 10, 1999, and thereafter through March 31,2000.

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

The offering terminated on March 31, 2000. We sold the securities directly (except when sales were to Florida residents, in which case sales were made through Unified Management Corporation, a Florida-registered broker dealer).

We received proceeds of $516,000 in connection with the public offering. Offering costs of $124,680 have been offset against the proceeds of the offering through December 31, 2000. As of March 23, 2000, we had sold a total of 129,000 shares and 21, 513 charitable benefits warrants at an aggregate price of $516,000. No payments were made to our directors or officers, or to their associates in connection with the offering.

The net proceeds from the offering were used entirely to fund our operations during 1998, 1999, and 2000.

Other:

There is no public trading market for our securities.

As of March 23, 2000, there were approximately 180 shareholders of record of our common stock.

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



Overview

Economic and Industry Outlook

U.S. economic activity seemed to decline toward the end of 2000, with the first decline in real business equipment investment in several years. While GDP continued to increase throughout 2000, fourth-quarter growth was the lowest since 1995. Early indications are that the downward trend will continue at lease into 2001. Projections, though, are for a steady increase in total U.S. employment through 2008, with health services listed as one of the five fastest-growing industries. Research and testing services are projected to grow by 40% through 2008.

In a highly volatile investment climate, biotechnology companies still managed to raise about $40 billion in 2000, in investments; more than the previous three years combined. Annual product approvals have been steadily increasing, with the largest increase experienced in the last two years. There is a substantial pipeline of products in clinical trials which may also benefit the industry.

Funds available to biotechnology companies through the National Institutes of Health have increased $4 billion in the last two years. However, biopharmaceuticals have received only about 3% of total venture capital investment. Continued uncertainty in the public markets will most likely have a negative impact total biotechnology investment from all sources.

The Company

Since our founding in 1993 and until last year, we were principally involved in research and development, securing patent protection, and raising capital. In July 2000, with the Q-Med transaction, described below, we have been able to change our emphasis to product development, with less attention paid to capital raising. Through 1999 we operated as a development stage company, but in 2000 we commenced our principal operations, being the development and commercialization of biopharmaceuticals and medical devices. We have not received any material revenues, however, from the sale of products. We do not expect any of our drug or device product candidates (which require regulatory approval) to be commercially available for at least several years.

   We expect to continue to incur substantial research and development costs resulting from

     o ongoing development programs,
     o expansion of current and new research and development programs, and
     o manufacturing of products for use in clinical trials and preclinical and clinical testing of our products.

   We also expect that operating, general and administrative costs, including

     o costs of additional administrative personnel,
     o legal and regulatory costs necessary to support preclinical development and clinical trials, and
     o costs associated with the creation of a marketing and sales organization, if warranted,

will increase in the future, assuming we can finance the increased requirements. Accordingly, we expect to incur operating losses for the foreseeable future.

Our operating expenses will depend on several factors, including the pace of research and development. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities. As a result of these factors, we believe that period-to-period comparisons in the future may not necessarily be meaningful.


Results of Operations

Years Ended December 31, 2000 and 1999

                                                                       Percent
                       2000                    1999                    Change
                    ____________            ____________              _________
Revenues:           $  403,782              $   99,486                305.87%
Expenses:            1,851,129               1,225,276                 51.08%
                    ____________            ____________              _________
NET LOSS            $(1,477,347)            $(1,125,790)               28.57%



Total revenues increased by 306% from $99,486 for the year ended December 31, 1999 to $403,782 for the year ended December 31, 2000 mainly as a result of the following:

     o Two active NIH research contracts:
     o "Enteric Elimination of Oxalic Acid",
     o "Islets from Islet Progenitor/Stem Cells for Implantation", and
     o  Three new NIH research grants, all beginning on September 1, 2000:
     o "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome",
     o "Oxalobacter Formigenes Diagnostic Kit Development",
     o "Coating of Urinary Protheses to Prevent Encrustation".

  We expect revenue to continue to increase in 2001 because of:

     o the renewal of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 which began on September 1, 2000,
     o NIH grant, entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome," with payments which began on September 1, 2000, for $100,000,
     o NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" with payments which began on September 1, 2000, for $99,958,
     o NIH grant entitled "Coating of Urinary Protheses to Prevent Encrustation" with payments which began on September 1, 2000, for $99,958,


Comparison of G&A Expenses - 2000 vs. 1999

                                                                    Percent
                                2000                 1999            Change
                           ----------------    -----------------  --------------

Personnel-Related                  286,422              212,888        34.5414%
Professional                        69,263               44,606        55.2779%
Rent &Utilities                     21,654               14,150        53.0343%
Advertising                         20,297                4,896       314.5543%
Consultants                         37,309               61,253       -39.0900%
Other G&A                          163,385              109,608        49.0631%



Operating, general, and administrative expenses increased 34% from $447,400 for the year ended December 31, 1999 to $598,330 for the year ended December 31, 2000. These increased expenses reflect:

     o increased personnel and related payroll taxes,
     o increased rental space and associated utilities usage,
     o increased professional fees,
     o increase in other miscellaneous G&A expenses, and
     o support of increased research activities,

offset somewhat by a reduction in consulting and travel-related expenses.

Although, our policy is to keep administrative costs as low as possible, we expect our operating, general and administrative expenses to continue to increase in 2001 as a result of increased research activities resulting in a need for increased administrative personnel.


Comparison of R&D Expenses - 2000 vs. 1999

                                 2000                                1999
                          ------------------                  ------------------
Personnel-related                399,803                             237,150
Consultants                      356,771                             112,834
Supplies and animal costs        172,333                              64,852
Rent & Utilities                 100,413                              77,287
Deprec & Amort                    63,946                              29,951
Other misc R&D                   116,431.19                          103,254.81




  Research and development expenditures consist primarily of:

     o payroll-related expenses of  research and development personnel,
     o laboratory and animal maintenance and supplies,
     o laboratory rent and associated utilities,
     o depreciation on laboratory equipment,
     o development activities,
     o payments for sponsored research,
     o scientific advisors,
     o regulatory consultants fees,
     o interest on research and development equipment,
     o amortization of capitalized patent costs.

Research and development expenses increased 93% from $625,329 for the year ended December 31, 1999 to $1,209,698 for the year ended December 31, 2000. These increased expenses reflect:

     o increased laboratory personnel,
     o increased consultant's fees, including new project and quality management,
     o increased laboratory space and associated utilities,
     o interest charges on the purchase of lab equipment and on deferred fees and salaries, and
     o increased laboratory-related supplies and miscellaneous research and development expenses.

Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations as a result of the Q-Med transaction, described below, and the receipt of the research grants referred to above.


Comparison of Interest Income and Expense 2000 vs. 1999


                                    2000                 1999
                               ----------------    -----------------
Interest Income                         83,919                2,121
Interest Expense                       127,096              155,697



Interest expense decreased 18% from $155,697 for the year ended December 31, 1999 to $127,096 for the year ended December 31, 2000 due primarily to the re-payment of bridge loans to officers in July and the conversion of deferred administrative fees and salaries, including deferred interest, payable to related parties, into restricted common shares, also in July, 2000.

Interest Income increased 3,857% from $2,121 for the year ended December 31, 1999 to $83,919 for the year ended December 31, 2000 due to the investment of the cash in excess of operating needs provided by the Q-Med transaction described below.


Liquidity and Capital Resources

A total of 129,000 shares were sold and $516,000 raised in the public offering, which commenced in December, 1997 and terminated on March 31, 2000. These shares are included in the outstanding shares at December 31, 2000.

   A summarization of the grants received from the National Institutes of Health for the year 2000 follows

     o On June 5, 1999, we were awarded a $100,000 Phase I grant under the Small Business Technology Transfer Program for research in our oxalate technology entitled "Enteric Elimination of Oxalic Acid". We began drawing on these funds in July, 1999. We subcontracted a large portion of the grant to the University of California, Irvine but drew down
       approximately $14,000 of the remaining funds in 2000.   The grant period
       ended in June 2000.

     o In September 1999 we also received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We subcontracted $25,000 under this grant, but have utilized approximately $130,000 through December 31, 2000, leaving $70,000 available to support diabetes research through August 31, 2001, when the grant period expires.

     o In February 2000 we were awarded another $100,000 NIH Phase I grant under the SBIR program for research in our oxalate technology entitled "Digestion of Food Oxalate". We began drawing on these funds in February, 2000. We subcontracted approximately $30,000 to Wake Forest University, and have received all of the funds available under this grant in the year 2000.

     o In September 2000 we were awarded another NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We subcontracted about $45,000 to the University of Florida and additionally drew on approximately $30,000 of the funds available in 2000, leaving $25,000 to support research through February, 2001.

     o Also in September, 2000, we received notice that we had been awarded another NIH SBIR grant, for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation". We subcontracted $25,000 to the University of Florida, and received another $23,000, leaving approximately $50,000 to support research through August of 2001.

     o Also in September, 2000, we received notice that we had been awarded another NIH SBIR grant, for $99,958 and entitled "Oxalobactor Formigenes Diagnostic Kit Development". We received approximately $17,000 in grant revenues for 2000, leaving approximately $78,000 to support research through August of 2001.

     o We have other grant applications pending.

Operations during 2000 were funded primarily from $3,771,697 in the form of equity investments by Q-Med in connection with the Q-Med transaction described below, as well as funds from NIH grants. Bridge loans and accrued interest on bridge loans totaling approximately $443,000 were paid in July, 2000 as part of the Q-Med transaction. We do not have any bank financing arrangements, other than business credit cards.

In connection with the Q-Med transaction, a total of $1,028,768 in deferred fees and salaries payable to related individuals were satisfied through the issuance of 257,192 shares of restricted common stock reducing our long-term indebtedness. Q-Med has an option to offer to purchase from any holder electing not to convert, our unsecured convertible notes, which mature on August 31, 2001. Should no holders convert, and should Q-Med not offer to acquire and convert unsecured notes, we could be required to redeem up to $787,270 of our unsecured notes.

At December 31, 2000, we had $2,160,278 in cash and cash equivalents. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

In connection with a sponsored research agreement with Genetics Institute, Inc. that was concluded during 1997, some patent-related expenses were reimbursed by Genetics Institute. We may be contractually obligated to repay these reimbursed expenses in installments over a 36 month period upon a notice to or by Genetics Institute to the effect that their option to negotiate for a license to our technology, contained in the sponsored research agreement has expired. We have not given nor received such notice, and, accordingly, reimbursement has not commenced. We have accrued $42,317 as a long-term liability pending final notice under the agreement.

Annual expenses during 2000 for our current three-year lease (with two one-year renewal options), were approximately $112,000, compared to $95,800 for 1999. Additionally, repayment of funds provided by lessor for tenant improvements and an emergency generator, were approximately $10,200 in each year. We expect that annual lease expenses will increase to around $128,000 for 2001 as a result of additions to our rented facilities. We will continue to have a need to purchase additional laboratory equipment. We estimate that we will need to purchase at least $500,000 of capital laboratory equipment and improvements in 2001.

We incurred negative cash flows from operations in 1999 of approximately $550,000 and approximately 1,125,000 in 2000. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

     o receipt of the balance of the payment from the Q-Med transaction described below,
     o the successful commercialization of Ox-Control(TM) (our nutritional supplement) the XEntrIx(TM) Oxalobacter formigenes Monitor (our diagnostic test), and IxC1-62/47 (our lead therapeutic compound),
     o the successful commercialization of our islet replacement therapy products,
     o progress in our product development efforts,
     o the magnitude and scope of development efforts,
     o progress with preclinical studies and clinical trials,
     o the cost of contract manufacturing and research organizations,
     o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights,
     o competing technological and market developments, and
     o the development of strategic alliances for the development and marketing of our products

The Q-Med Transaction

On April 16, 1999, we entered into an agreement in principle with Q-Med AB
(publ), a biotechnology company based in Uppsala, Sweden. This agreement was amended on September 9, 1999. Pursuant to the agreement in principle, from April 1999 through June 19, 2000, we received $1,325,000 in cash in exchange for 562,500 shares of restricted common stock, at a cash price of $2.00 per share. On July 14, 2000, we entered into a stock purchase agreement with Qvestor, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of Q-Med. Pursuant to the stock purchase agreement,

     o We issued 3,337,500 shares to Qvestor in exchange for cash of $6,675,000 and non-cash consideration valued by the board at an equal amount. Cash of $3,321,697 was paid at closing, and the balance of $3,353,303, is due on or before July 14, 2001.
     o The non-cash consideration included the right to a royalty-free license to Q-Med's intellectual property in non-animal, stabilized hyaluronic acid (NASHA) on the following terms:
          o the license will be exclusive and worldwide for the use of NASHA for the encapsulation of insulin-producing cells, without right of sublicense;
          o any improvements (to which we will also have rights) will belong exclusively to Q-Med; and
          o we will not have the right to manufacture NASHA.
     o Other non-cash consideration includes Q-Med's right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our unsecured subordinated debentures. The offered redemption price would be par, in the case of 10% notes, or at 1.5 times par for variable notes. Thereafter Q-Med would have the option, for any redeemed notes acquired, to convert variable notes at a price of $2.10 per share, and 10% notes at a price of $4.20 per share.

Q-Med, a growing, profitable Swedish company, develops, manufactures, and sells natural, specialized medical implants. Q-Med's shares are listed on the Stockholm stock exchange, and it is not related to or affiliated in any way with Q-Med, Inc., a Delaware corporation whose shares are listed on the Nasdaq small cap market. All of Q-Med's products are constructed using a proprietary form of non-animal, stabilized hyaluronic acid. Hyaluronic acid is a natural polysaccharide, first isolated in 1934. Its main function in the body is to lubricate moveable parts like joints and muscles and to transport substances to and within cells. The majority of Q-Med's revenues are accounted for by Restylane(R) for the filling out of lips, facial wrinkles, and facial folds.

By virtue of its stock ownership and that of its subsidiary, Qvestor LLC, Q-Med may be deemed to be the parent of the Company.

We will continue to be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all our assets, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. We do not have any material committed sources of additional financing. We cannot assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

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


Exhibit
Number                        Description

1.1      Agreement with Unified Management Corporation, dated March 18, 1998 (5)
2.1      Stock  Purchase  Agreement with Qvestor,  LLC, dated July 14, 2000.
         (12)
3.1      Certificate of Incorporation of Registrant (1)
3.2      Certificate of Amendment to Certificate of Incorporation of Registrant
         (1)
3.3      Certificate of Amendment to Certificate of Incorporation of Registrant
         (1)
3.4      Bylaws of Registrant, as amended and restated (5)
3.5      Certificate of Amendment of Certificate  of  Incorporation,  dated
         June 11, 1999 (8)
3.6      Certificate of Incorporation, as amended and restated (8)
4.1      Form of Registrant's Common Stock Certificate (2)
4.2      Form of Registrant's Charitable Benefit Warrant Certificate (5)
4.3      Charitable Benefit Warrant Agreement, dated as of December 10, 1997(5)
4.4      Warrant Agreement with Jeffrey W. Seel, dated November 7, 1995 (1)
4.5 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1995 (1)
4.6 Warrant Agreement with the University of Florida Research Foundation, Inc., dated August 1, 1996 (1)
4.7 Warrant Agreement with the University of Florida Research Foundation, Inc., dated October 1, 1996 (1)
4.8 Warrant Agreement with the University of Florida Research Foundation, Inc., dated November 7, 1996 (1)
4.9      Warrant Agreement with Brandywine Consultants, Inc., dated June 23,
         1997 (2)
4.10 Warrant Agreement with Brandywine Consultants, Inc., dated October 24, 1997 (2)
4.11 Amendment to Charitable Benefit Warrant Agreement dated September 30, 1999 (9)
10.1 Chattel Mortgage Agreement with Carl Therapeutic, Inc., dated as of January 1, 1996 (1)
10.2     Consulting Agreement with Brandywine Consultants,  Inc., dated
         December 12, 1996 (1)
10.3     Consulting Agreement with Ammon B. Peck, dated February 21, 1997 (1)
10.4     Consulting Agreement with David C. Peck, dated July 1, 1996 (1)
10.5     Convertible Promissory Note with Weaver H. Gaines, dated March 31, 1993
         (1)
10.6     Convertible Promissory Note with David C. Peck, dated October 15, 1993
         (1)
10.7     Demand Promissory Note, Bridge Loan with Weaver H. Gaines,  dated
         April 15, 1996 (1)
10.8     Demand  Promissory  Note,  Bridge Loan with David C. Peck,  dated
         April 15, 1996 (1)
10.9 Deferred Compensation Plan Agreement with Weaver H. Gaines, dated January 1, 1994 (1)
10.10 Deferred Compensation Plan Agreement with Ammon B. Peck, dated June 1, 1994 (1)
10.11 Deferred Compensation Plan Agreement with David C. Peck, dated April 1, 1994(1)
10.12    Agreement to Purchase Shares, dated as of October 10, 1994 (1)
10.13    Note Purchase Agreement, dated as of September 13, 1996 (1)
10.14 Incubator License Agreement with the University of Florida Research Foundation, Inc., dated June 26, 1995 (1)
10.15 Amendment No. 1, dated July 31, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.16 Amendment No. 2, dated October 1, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.17 Amendment No. 3, dated November 7, 1996 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.18 Amendment No. 4, dated January 21, 1997 to Incubator License Agreement with the University of Florida Research Foundation, Inc. (1)
10.19 Patent License Agreement with Randy S. Fischer and Roy A. Jensen for U.S. Patent No. 5,187,071, "Method for the Selective Control of Weeds, Pests, and Microbes," dated February 11, 1997 (1)
10.20 Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated January 11, 1995 (4) (a)
10.21 Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 20, 1995 (4)
10.22 Amendment No. 2 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated October 9, 1996 (4) (a)
10.23 Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated February 17, 1995 (4) (a)
10.24 Amendment No. 1 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated October 9, 1996 (4) (a)
10.25    Patent License Agreement with Milton J. Allison,  dated June 23, 1997.
         (4) (a)
10.26 Sponsored Research Agreement with Genetics Institute, Inc., dated June 5, 1996 (4) (a)
10.27    Employment Agreement with Weaver H. Gaines, dated August 31, 1994 (1)
10.28    Employment Agreement with David C. Peck, dated August 31, 1994 (1)
10.29    1994 Stock Option Plan, as amended (1)
10.30    1994 Board Retainer Plan, as amended (7)
10.31    Consulting Agreement with Ammon Peck, dated October 6, 1994 (1)
10.32    Amendment No. 5 to Incubator License Agreement, dated July 19, 1997 (1)
10.33 Office Lease agreement with Echelon International Corporation dated as of September 18, 1998 (6)
10.34 Amendment No. 3 to Patent License Agreement with Research Component with the University of Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 17, 1998 (6) (a)
10.35 BDI Graduate Membership Agreement with the Biotechnology Development Institute dated November 5, 1998. (6)
10.36 Consulting Agreement with Amersham Pharmacia Biotech, Inc., dated January 3, 1999 (6)
10.37 Interinstitutional Agreement with The University of Florida Research Foundation, dated February 4, 1999 (7) (a)
10.38    Finders' Agreement with East Coast Angels, LLC, dated March 15, 1999.
         (7)
10.39    Agreement in Principle dated April 16, 1999, with Q-Med AB (8)
10.40    1994 Board Retainer Plan, as amended. (8)
10.41    Consulting Agreement with Thomas P. Stagnaro, dated September 21,
         1998 (9)
10.42 Amended and Restated Agreement in Principle dated September 7, 1999 with Q-Med, AB (9)
10.43 Service Contract and Confidentiality Agreement with BioQuest Corporation, dated November 30, 1999. (10)
10.44    1994 Stock Option Plan, as amended. (10)
10.45    Consulting Agreement with Ammon B. Peck, dated March 6, 2000. (11)
10.46 Research Agreement with the University of Florida dated September 9, 2000 (filed as exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2000, dated November 15, 2000). (13)
10.47 Consulting Agreement with Ross P. Holmes, dated September 27, 2000 (filed as exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2000, dated November 15, 2000). (13)
*10.48 First Amendment of Lease Agreement with Innovations Partners, Ltd., dated August 15, 2000.
*10.49   Stock Compensation Plan as amended March 30, 2001.
*11.1    Statement regarding  computation of earnings per share (included as
         Note 1 in financial statements)
*23.1    Consent of Independent Accountants.
24 Power of Attorney (included with the signature page to the registration statement (6)
99.1     Employment Agreement, dated July 14, 2000, with Weaver H. Gaines. (12)
99.2 Shareholders Agreement, dated July 14, 2000, among the Company, Q-Med, AB, Qvestor, LLC, Ammon B. Peck, and Weaver H. Gaines. (12)
99.3     Director's Agreement with David C. Peck, dated July 14, 2000. (12)
99.4 Voting Trust Agreement between the Company, certain shareholders, and Qvestor, LLC, dated July 14, 2000. (12)
99.5     Side letter, dated July 14, 2000, from Q-Med, AB. (12)
99.6     Agreement and Release with Ammon B. Peck, dated July 14, 2000. (12)
99.7     Agreement and Release with David C. Peck, dated July 14, 2000. (12)
99.8     Agreement and Release with Weaver H. Gaines, dated July 14, 2000. (12)
99.9     Agreement and Release with Theodore L. Snow, dated July 14, 2000. (12)
99.10 Press release dated July 17, 2000, regarding Q-Med, AB, Qvestor, LLC, and the Company. (12)

(a) Confidential information has been omitted from these document and filed separately with the Commission pursuant to a request for Confidential Treatment.

* Filed herewith.

(1) Incorporated by reference to Form SB-2, File No. 333-334765, dated August 29, 1997.
(2) Incorporated by reference to Amendment 1 to Form SB-2, File No. 333-334765, dated November 7, 1997.
(3) Incorporated by reference to Amendment 2 to Form SB-2, File No. 333-334765, dated December 2, 1997.
(4) Incorporated by reference to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997.
(5) Incorporated by reference to Post Effective Amendment No. 1 to Form SB-2, File No. 333-34765, dated January 23, 1998.
(6) Incorporated by reference to Post Effective Amendment No. 2 to Form SB-2, File No. 333-33475, dated February 17, 1999.
(7) Incorporated by reference to Form 10-KSB for the year ended December 31, 1998, dated March 31, 1999.
(8) Incorporated by reference to Form 10-QSB for the quarter ended June 30, 1999, dated August 15, 1999.
(9) Incorporated by reference to Form 10-QSB for the quarter ended September 30, 1999, dated November 15, 1999.
(10) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999, dated March 31, 2000.
(11) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 1999, dated May 15, 2000.
(12) Incorporated by reference to Form 8-K, dated July 14, 2000.
(13) Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2000, dated November 15, 2000.


Item 13(b)   Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Ixion Biotechnology, Inc.


                          By: /S/ Weaver H. Gaines
                          ________________________________
                          Weaver H. Gaines, Chairman and
                          Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 17, 2000.

SIGNATURE                                          TITLE

/S/ Weaver H. Gaines
___________________________      Chairman of the Board, Chief Executive Officer,
 Weaver H. Gaines                and Director

/S/ Kimberly A. Ramsey
___________________________      Vice President and Controller
Kimberly A. Ramsey

/S/ Bengt Agerup
___________________________       Director
Bengt Agerup

/S/David M. Margulies
___________________________       Director
David M. Margulies


/S/ Vincent P. Mihalik
___________________________       Director
Vincent P. Mihalik


/S/ David C. Peck
___________________________       Director
David C. Peck

/S/ Thomas P. Stagnaro
___________________________       Director
Thomas P. Stagnaro



/S/Per-Olof Wallstrom
___________________________       Director
Per-Olof Wallstrom

Ixion Biotechnology, Inc.
Contents
--------------------------------------------------------------------------------




                                                                          Page

Report of Independent Certified Public Accountants                        F-1

Financial Statements:

    Balance Sheet                                                         F-2

    Statements of Operations                                              F-3

    Statements of Stockholders' Equity (Deficit)                          F-4

    Statements of Cash Flows                                              F-5

    Notes to Financial Statements                                         F-7

Ixion Biotechnology, Inc.
Balance Sheet
December 31, 2000
--------------------------------------------------------------------------------



               Report of Independent Certified Public Accountants

The Board of Directors
Ixion Biotechnology, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ixion Biotechnology, Inc. at December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


January 19, 2001




   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
Balance Sheet December 31, 200


                                     Assets

Current Assets:
  Cash and cash equivalents                                $ 2,160,278
  Accounts receivable                                            1,280
  Prepaid expenses                                              48,573
  Other current assets                                             500
                                                           ___________
      Total current assets                                   2,210,631
                                                           ___________
Property and Equipment, net                                    308,163
                                                           ___________
Other Assets:
  Patents pending, less accumulated
   amortization of $19,275                                      414,648
  Other, less accumulated amortization
   of $10,055                                                     1,461
                                                           ____________
      Total other assets                                        416,109
                                                           ____________
      Total assets                                         $  2,934,903

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                         $    100,923
  Notes payable                                                 749,163
  Accrued expenses                                              111,868
  Deferred revenue                                                1,281
  Interest payable                                                1,797
                                                           ____________
      Total current liabilities                                 965,032

Long-Term Liabilities:
  Liability under research agreement                             42,317
  Deferred rent, including accrued interest                      25,907
                                                           ____________
      Total long-term liabilities                                68,224
                                                           ____________
      Total Liabilities                                       1,033,256

Commitments (Notes 1 and 10)

Stockholders' Equity:
  Common stock, $.01 par value; authorized
   20,000, issued and outstanding
   6,861,791 shares                                              68,618
  Additional paid-in capital                                10,956,381
  Receivable from shareholders                               (3,353,303)
  Accumulated deficit                                        (5,466,735)
  Less unearned compensation                                   (303,314)
                                                           ____________
      Total stockholders' equity                              1,901,647
                                                           ____________
      Total liabilities and stockholders' equity           $  2,934,903



   The accompanying notes are an integral part of these financial statements

Ixion Biotechnology, Inc.
Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                    2000                1999

Revenues:
  Income under research agreement                $     2,450       $     27,833
  Income under research grants                       401,332             71,653
                                                 ___________        ___________
      Total revenues                                 403,782             99,486

Expenses:
  Operating, general and administrative              598,330            447,400
  Research and development                         1,209,698            625,329
                                                 ___________        ___________
      Total expenses                               1,808,028          1,072,729

Other Income (Expense):
  Interest expense                                  (127,096)          (155,697)
  Interest income                                     83,919              2,121
  Other income (expense)                                  76              1,029
                                                 ___________        ___________
      Total other income (expense)                   (43,101)          (152,547)
                                                 ___________        ___________
Net Loss                                         $(1,447,347)       $(1,125,790)
                                                 ___________        ___________
Net Loss per Share (Basic)                       $     (0.30)       $     (0.42)
                                                 ___________        ___________
Weighted Average Common Shares                     4,832,181          2,657,439



   The accompanying notes are an integral part of these financial statements
                                      F-3

Ixion Biotechnology, Inc.
Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------



                                                      Additional                                       Unearned
                                  Common Stock         Paid-In        Accumulated        Notes         Compen-
                               Shares     Amount       Capital          Deficit        Receivable      sation          Total
Balance, December 31, 1998     2,513,914  $25,139     $ 1,664,458     $(2,893,598)     $      -        $ (284,598)     $(1,488,599)
 Sale of stock,
  $10.00 per share                   100        1             999              -              -                -             1,000
 Issuance of stock under Stock
  Compensation Plan,
  $4.00 per share                 22,400      224          89,376              -              -           (89,600)              -
 Conversion of subordinated
  notes payable,
  $2.00 per share                150,000    1,500         298,500              -              -                -           300,000
 Sale of stock, $2.00 per share  187,500    1,875         373,125              -              -                -           375,000
 Offering costs                       -        -           (8,119)             -              -                -            (8,119)
 Adjust for additional shares
  offered in IPO for no
  additional consideration        51,630      516            (516)             -              -                -                -
 Amortization of unearned comp-
  ensation over service period        -        -               -               -              -           132,096          132,096
 Stock issued for services           500        5           1,995              -              -                -             2,000
 Net loss                             -        -               -       (1,125,790)            -                -         (1,125,790)
                                ________   _______      __________     __________       _________       __________       ___________
Balance, December 31, 1999     2,296,044    29,260       2,419,818     (4,019,388)            -          (242,102)       (1,812,412)

 Sale of stock, $4.00 per
  share                           38,300       383         152,817             -              -                -            153,200
 Issuance of stock under
  Stock Compensation Plan,
  $4.00 per share                 50,940       509         203,251             -              -          (203,760)               -
 Warrants exercised for common
  stock at $2.00 per share        20,672       207          41,233             -              -                -             41,440
 Stock issued for services         1,493        15           5,957             -              -                -              5,972
 Conversion of bridge loan
  payable to officer,
  $4.00 per share                  4,650        47          18,554             -              -                -             18,601
 Conversion of deferred fees
  and salaries, $4.00
  per share                      257,192     2,572       1,026,196             -              -                -          1,028,768
 Sale of stock, $2.00
  per share                    3,562,500    35,625       7,089,375             -      (3,353,303)              -          3,771,697
 Amortization of unearned
  compensation over service
  period                              -         -               -              -              -           142,548           142,548
 Offering costs                       -         -             (820)            -              -                -               (820)
 Net loss                             -         -               -      (1,447,347)            -                -         (1,447,347)
                               _________   _______      __________     __________     __________          ________       ___________

Balance, December 31, 2000    $6,861,791   $68,618     $10,956,381    $(5,466,735)   $(3,353,303)        $(303,314)      $1,901,647



    The accompanying notes are an integral part of these financial statements

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                  2000              1999

Cash Flows from Operating Activities:
 Net loss                                     $(1,447,347)      $(1,125,790)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation                                      50,220            30,311
 Amortization                                      16,110             5,870
 Write-off of abandoned patents                        -             13,045
 Amortization of debt discount                     57,168            57,168
 Stock issued for consulting services               5,972             2,000
 Stock compensation                               142,548           132,098
 Decrease (increase) in prepaid expenses
  and other current assets                        (44,142)           (3,268)
 Decrease (increase) in accounts receivable        31,645           (26,095)
 Increase (decrease) in deferred revenue            1,281                -
 Increase (decrease) in accounts payable
  and accrued expenses                             11,734           111,387
 Increase in deferred fees and salaries            84,726           224,764
 Increase (decrease) in deferred rent                (348)            1,647
 Increase in interest payable                     (35,133)           26,622
                                               __________         _________
      Net cash used in operating activities    (1,125,566)         (550,241)
                                               __________         _________

Cash Flows from investing Activities:
 Purchase of property and equipment              (246,430)          (81,177)
 Payments for patents and patents pending         (51,570)         (103,751)
                                               __________         _________
      Net cash used in investing activities      (298,000)         (184,928)

Cash Flows from Financing Activities:
 Proceeds from (repayments of) loans
  from officers                                  (396,400)           90,000
 Proceeds from issuance of convertible
  notes payable                                        -            300,000
 Proceeds from issuance of common stock          3,966,341           376,000
 Payment of loan costs and other assets                -              1,114
 Principal (reductions) increases in
  notes payable                                    (7,638)          (15,098)
 Payment of deferred offering costs                  (820)          (13,119)
                                               __________         _________
      Net cash provided by financing
      activities                                3,561,483           738,897
                                               __________         _________

 Net increase in Cash and Cash Equivalents      2,137,917             3,728

 Cash and Cash Equivalents at Beginning
  of Period                                        22,361            18,633
                                               __________         _________

 Cash and Cash Equivalents at End
  of Period                                    $2,160,278         $  22,361




    The accompanying notes are an integral part of these financial statements

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                  2000              1999

Supplemental Disclosure of Cash Flow Information:

 Cash paid during the year for:

  Interest                                      $    77,188     $    55,656
                                                ___________     ___________

Supplemental Disclosure of Noncash Investing and Financial Activities:

 Conversion of notes payable in exchange
  for 150,000 shares of common stock            $        -      $   300,000
                                                ___________     ___________

 Conversion of deferred fees and salaries
  for 257,192 shares of common stock            $ 1,028,768     $        -
                                                ___________     ____________

 Conversion of bridge loans payable to
  officers in exchange for 4,650 shares
  of common stock                                   18,600              -
                                                ____________    ____________

 Common stock, stock warrants and stock
  options issued for services or
  technology                                    $     8,232     $     2,000
                                                ___________     ____________
 Common stock issued under Board
  Retainer Plan                                 $   203,760     $    89,600
                                                ___________     ____________



    The accompanying notes are an integral part of these financial statements

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

Organization and Business:

Organization

Ixion Biotechnology, Inc., a Delaware corporation (the "Company"), was incorporated on March 25, 1993 and to focus on the treatment of metabolic disorders. The Company is primarily engaged in the development and commercialization of certain products related to these disorders. Prior to 2000, the Company operated as a development stage enterprise, devoting substantially all of its efforts to fundraising and carrying on research and development activities.

Public Offering

In December 1997, the Company commenced the public offering of 400,000 units of newly issued securities for an aggregate of $4,000,000. Each unit consists of one share of Common Stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of the Common Stock at a price of $20.00 per share. As a result of the transaction with Q-Med, A.B. (described below), the offering was temporarily suspended and the board of directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, a reduction in the number of shares offered from 400,000 to 150,000, a retroactive reduction in the offering price to $4.00 per share of common stock, a concomitant adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share), and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. This action by the Board of Directors resulted in an additional issuance of 51,630 shares in 1999 to purchasers in the public offering for no additional consideration, and a reduction in the maximum potential aggregate offering from $4,000,000 to $600,000.

The Company received proceeds of $516,000 in its public offering which was completed March 31, 2000. Offering costs of $124,680 have been offset against the proceeds of the offering.

Q-Med Transaction

On April 16, 1999, the Company reached an agreement in principle with Q-Med, A.B., a biotechnology company based in Uppsala, Sweden, which was amended on September 7, 1999. Under the amended agreement, the Company agreed to issue an option to Q-Med to acquire shares of newly-issued common stock. The number of shares to be acquired were the number of shares such that, following the exercise of the option, Q-Med would own at least 50% of the Company's outstanding shares (on a fully diluted basis). The cash purchase price for the option shares was set at $2.00 per share to be paid over a two-year period. Q-Med purchased 37,500 shares per month (at the $2.00 per share cash price) through the expiration of the option. As additional consideration for the option shares, the Company received a royalty-free license to Q-Med's non-animal, stabilized hyaluronic acid technology. Q-Med agreed to redeem up to $787,000 of the convertible unsecured notes (Note 4) which note holders may elect not to convert in August 2001.

On July 14,  2000, Qvestor,  LLC ("Qvestor"),  a Delaware subsidiary of Q-Med AB
(publ) exercised the option granted in September 1999 to acquire 3,337,500 shares of the Company's common stock for cash of $6,675,000 and certain other consideration pursuant to a stock purchase agreement. At closing, Qvestor paid cash of $3,321,697 and Q-Med agreed to a world-wide, non-exclusive, royalty free license of its hyaluronic acid technology for use with the Company's islet technology. The balance of the $6,675,000 cash portion of the purchase price will be paid not later than July 14, 2001. Prior to July 14, 2000, Q-Med owned 562,500 shares of the Company's common stock, which, together with the Qvestor purchase, brings the Q-Med group's total common stock ownership to 3,900,000, or approximately 56% of the Company's outstanding shares at December 31, 2000, constituting a change in control of ownership of the Company.

Liquidity

The Company incurred a net loss of $1,447,347 for the year ended December 31, 2000, and as of December 31, 2000, had a total accumulated deficit of $5,466,735. The Company had deficit cash from operations of $1,125,566 and $550,241 for 2000 and 1999, respectively.

   The accompanying notes are an integral part of these financial statements.
                                      F-7

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

1. Organization and Business - Continued:

Liquidity - Continued


The $3,321,697 received from Qvestor and the balance of $3,353,303 expected to be paid by July 14, 2001 will be used to fund continuing operations and the planned expansion of the Company. The Company expects to incur additional operating losses for the next several years as the Company prepares for the manufacturing and marketing of its products. Management believes that cash flows from operations including additional SBIR grants, during 2001, combined with cash from the Qvestor investment will be sufficient to meet its cash requirements in the coming year. If the funds available to the Company in the form of the Qvestor investment are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact of such potential events. However, should the remaining portion of the Qvestor investment not be received, there can be no assurance that management's actions will be sufficient to avoid a liquidity shortfall during 2001.

2.     Significant Accounting Policies:

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents. The Company limits its temporary cash investments to domestic obligations rated P1/A1 or Aaa/AAA or above by Moody's Investors' Services or Standard & Poors Corporation, respectively. At times, such investments may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments.

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

Patents and Patents Pending

Patents pending consist of direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life will begin upon issuance or they will be expensed immediately if rejected. At December 31, 2000, the Company has been issued 5 U.S. patents, 2 foreign patents and purchased another patent through the issuance of 1,000 shares of common stock. Patents are being amortized over 13-17 years. The Company periodically evaluates the recoverability of intangibles and measures any impairment by comparison to estimated undiscounted cash flows from future operations. The factors considered by management in performing this assessment include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

Revenue Recognition

The Company has received funding from the U.S. government and, in some cases certain corporations, in support of research in return for permitting those corporations exclusive review of certain research results for limited time periods. Revenues for 2000 and 1999 consist primarily of proceeds from Small
Business Innovative Research Program (SBIR) and Small Business Technology Transfer Research (STTR) grants from the National Institutes of Health ("NIH") to fund various research. Grant revenues are not contingent upon any specified results of the studies. Grant revenues are recognized over the duration of the study to which the grant relates as reimbursable costs are incurred.

   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

Revenue related to future performance is deferred and recognized as revenue when earned.

2. Significant Accounting Policies - Continued:

Revenue Recognition - Continued

In December 1999, the SEC staff issued a Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements (SAB 101). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. SAB 101 is effective for the Company's fiscal year ending December 31, 2000. The Company's policy of revenue recognition is consistent with this bulletin.

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

Stock Based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock issued to employees under this plan. Compensation expense resulting from stock options issued under the Stock Option Plan (Note 6) is measured at the grant date based upon the difference between the exercise price and the market value of the common stock. All stock options issued to employees were granted at an exercise price equal to the market value at the date of grant. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company provides the disclosure requirements of SFAS 123 for employee arrangements.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is not presented, as the effects of including potentially dilutive securities in the computation is antidilutive. Common stock equivalent shares consist of stock options, warrants and convertible notes payable. For the year ended December 31, 2000, options to purchase 115,500 shares of common stock, warrants to purchase 6,000 shares of common stock, and notes payable convertible into 311,557 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

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

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

2. Significant Accounting Policies - Continued:

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and its amendments, Statements No. 137 and 138, in June 1999 and 2000, respectively. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. As the Company has not traditionally entered into any derivative arrangements, the Company does not anticipate that the adoption of this statement will have a significant effect on its results of operations or financial position.


3. Property and Equipment:

Property and equipment consists of the following as of December 31, 2000:

     Furniture and fixtures                     $   2,489
     Computer equipment                            32,874
     Office equipment                               3,163
     Leasehold improvements                        20,713
     Laboratory equipment                         361,333
                                                _________
                                                  420,572
     Less accumulated depreciation               (112,409)
                                                _________
                                                $ 308,163


4. Notes Payable:

In September 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due 2001. The private placement provided investors with the option of either 10% Convertible Unsecured Notes ("10% Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrue interest at the stated rate until maturity, or conversion, and pay interest quarterly. The 10% Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes are non-interest bearing and are convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 to $2.10. The variable conversion prices are based on the length of time the investor holds the notes prior to conversion, declining at the rate of $.10 per quarter commencing November, 1996 from the initial conversion price of $4.20 which is greater than the market value of the common stock at the date of issuance. The fair value of the beneficial conversion feature of $285,835 at September 1996 has been recorded as debt discount, reducing notes payable and increasing additional paid-in capital. The debt discount is being amortized using the straight-line method, which approximates the effective interest method, over the term of the Variable Notes and to the date of the deepest discount. As of December 31, 2000, there were $215,600 of 10% Notes and $571,670 of the Variable Notes outstanding ($533,563 net of unamortized debt discount of $38,107 at December 31, 2000). Accrued interest on the 10% Notes totaled $1,797 as of December 31, 2000.

In October 1998, upon the expiration of its lease at the Biotechnology Development Institute, the Company entered into a new lease agreement at a new facility. As part of this new agreement, the Company acquired $26,450 of leasehold improvements and lab equipment from the lessor. Amounts due for these capital additions are to be repaid over 36 months, the original term of the lease, with interest at 10%. The balance due under this agreement was $7,791 at December 31, 2000.

   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

4. Notes Payable - Continued:

Future principal maturities of notes payable for each of the five years subsequent to December 31, 2000 are as follows:

     Year Ending
        2001                                        $   787,270
            Less: Unamortized debt discount             (38,107)
                                                    ___________
            Total                                   $   749,163


5. Income Taxes:

The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 2000:

     Net operating loss carryforward                $ 2,159,361
                                                    ___________

     Deferred tax asset                               2,159,361
     Valuation allowance                             (2,159,361)
                                                    ___________

     Net deferred tax asset                         $       -



Any tax benefits for the years ended December 31, 2000 and 1999 computed based on statutory federal and state rates are offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.


6. Stockholders' Equity:

Common Stock Warrants

On August 31, 2000, 18,672 shares of common stock were issued for warrants exercised by the University of Florida at a price of $2.00 per share (issued in partial payment of rent for the Company's facilities pursuant to the License Agreement between the University of Florida Research Foundation, Inc. and the Company).

Also, on August 31, 2000, 2,000 shares of common stock were issued for warrants exercised by an individual at a price of $2.00 per share.

There were no common stock warrants issued during 1999 or 2000.

Common stock warrants outstanding at December 31, 2000 are as follows:

     Number                  Exercise Price           Expiration Date

     6,000                   $ 5.00                   February 2002 -
                                                      October 2002

   The accompanying notes are an integral part of these financial statements.

As discussed in Note 1, as part of the public offering commenced in December 1997, the Company sold units which consist of one share of common stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of common stock at a price of $20 per share. Four units were required to acquire one whole Charitable Benefit Warrant. As a result of the transaction with Q-Med, A.B., the offering was temporarily suspended and the Board of Directors approved changes in the offering including a withdrawal from registration of all unsold Charitable Benefit Warrants, an adjustment in the exercise price for outstanding Charitable Benefit Warrants (from $20/share to $8/share), and an increase in the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513. Approved qualified charitable organizations may exercise Charitable Benefit Warrants at any time until the expiration date (December 9, 2007, unless extended); holders other than approved qualified charitable organizations may not exercise except between December 9, 2006 and December 9, 2007. The Charitable Benefit Warrants, will be detached from the common stock immediately on purchase. At December 31, 2000, there were 21,513 Charitable Benefit Warrants outstanding.

Stock Option Plan

The Company has a stock option plan under which 500,000 shares of common stock are reserved for issuance upon exercise of options granted to non-employee directors, officers, employees, members of the Scientific Advisory Board and consultants of the Company. Options granted to members of the Scientific Advisory Board generally vest at the rate of 25% at the end of each three-month period following the grant. All other options generally vest at the rate of 20% per year and are exercisable within ten years after date of grant. Activity under the Company's stock option plan is set forth below:

                                                                     Exercise
                                                    Shares            Price

     Outstanding at December 31, 1998               100,900
       Granted                                       73,000          $ 4.00
       Exercised                                         -
       Forfieted                                       (400)         $10.00
                                                    ________
     Outstanding at December 31, 1999               173,500
       Granted                                      116,400          $ 4.00
       Exercised                                         -
       Forfieted                                    (87,500)      $4.00 - $10.00
       Cancelled                                    (86,900)      $4.00 - $4.40
                                                    ________
     Outstanding at December 31, 2000               115,500


   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

6. Stockholders' Equity - Continued:

Stock Option Plan - Continued

The status of options outstanding at December 31, 2000 is as follows:

                                           Weighted               Weighted
      Exercise                             Average                Average             Number
       Price             Shares          Remaining Life         Exercise Price      Exercisable

      $  0.02             2,000            3.67 years           $  0.02               2,000
      $  0.75             3,500            4.42 years           $  0.75               3,500
      $  3.00             8,000            5.45 years           $  3.00              11,853
      $  4.00            65,000            8.95 years           $  4.00              13,782
      $  4.40            37,000            8.62 years           $  4.40              10,482
                        ________                                                    ________
                        115,500                                                      41,617


Given the limited time period that the Company's stock has been publicly registered, as well as the lack of history to estimate patterns of exercise and option term, fair value disclosures required under SFAS No. 123 are provided as a range from low to high for the expected term and volatility. Fair value is estimated using the Black-Scholes option pricing model and the following assumptions:

                                         2000                  1999
                                     Low     High           Low    High

     Discount Rate                   6.16%   6.03%          5.83%  6.11%

     Volatility                        30%   100%             30%    60%

     Option Life (Years)               5      9               5      9


The weighted average fair value of options granted to other than non-employee consultants during fiscal year 2000 and 1999 was in the range of $1.52 to $2.90 and $3.67 to $7.16 per option, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company's reported net loss and loss per share for fiscal year 2000 and 1999 would have been as follows:

                                             Low                 High

     2000 Net Loss                      $ 1,476,263          $ 1,505,678
     2000 Loss Per Share                      (0.30)               (0.31)

     1999 Net Loss                        1,201,439            1,272,414
     1999 Loss Per Share                      (0.45)               (0.48)


   The accompanying notes are an integral part of these financial statements.

Stock Compensation Plan

The Company does not pay cash compensation to outside members of the Board of Directors or to members of the Company's Scientific Advisory Board. Accordingly, the Stock Compensation Plan reserves 250,000 shares of common stock to be issued to non-employee directors, members of the Scientific Advisory Board, officers, employees and consultants.

New outside members of the Board or the Scientific Advisory Board receive 5,000 shares upon joining, and all will receive 1,000 shares annually during the pendency of the Stock Compensation Plan. Shares either vest upon delivery or time of service. For the shares which vest over time of service, unearned compensation equivalent to the fair value at the date of grant is charged against capital deficiency and amortized over the service period to compensation expense. Shares which vest upon delivery are recorded as compensation expense upon issuance.

At December 31, 2000, a total of 162,660 shares had been granted under the Stock Compensation Plan. Compensation expense recognized in connection with such awards under the Stock Compensation Plan for the years ended December 31, 2000 and 1999 was $142,549 and $132,098, respectively. Total unearned compensation related to Stock Compensation Plan awards was $303,313 at December 31, 2000 and will be recognized as expense over future periods of service.


7. Related-Party Transactions:

Through 1999, the Chairman/Chief Executive Officer and President made loans to the Company pursuant to the terms of bridge loan agreements. Under these agreements, the Company borrowed a total of approximately $90,000 in 1999. In March 2000, an officer converted $18,600 principal amount of these loans into 4,650 shares of common stock. At the Q-Med closing (Note 1), $442,957 in bridge loans and accrued interest were repaid to the officers. Following this repayment, no bridge loans remain outstanding.

Through 2000, the Company deferred the payment of salaries of the Chairman/Chief Executive Officer, the President and the Senior Vice President/Chief Scientist pursuant to agreements between the Company and such executives. Amounts bore interest, compounded annually, at a rate established by the Board of Directors, and was reset annually at the rate on 30-year treasury bonds in effect on January 1 of any given year plus 1%. The rate during 2000 was 7.47%. At the Q-Med closing, as a condition of the stock purchase agreement, $1,028,768 of these deferred fees and salaries due to officers and employees were satisfied through the issuance of 257,192 shares of restricted common stock. 62,289 shares vested immediately; 50% of the balance vest on July 13, 2001, and 1/12 of the remaining balance vest monthly thereafter. At December 31, 2000, no fees or salaries have been deferred.

8. Sponsored Research Agreement:

On June 5, 1996, the Company entered into an agreement with Genetics Institute, Inc. ("GI") relating to Islet Producing Stem Cells Technology. Under the agreement, GI sponsored certain research by the Company and provided funding of $275,000 over a 12-month period, plus patent expenses of approximately $35,000. The agreement with GI was not extended after the initial 12-month period. The revenue under this contract was recognized on a pro rata basis consistent with the period over which the research was conducted as well as upon delivery of certain research reports. Under the agreement, the Company is required to reimburse GI for certain patent costs if GI does not exercise its option for an exclusive license for the technology. As of December 31, 2000, GI has not exercised their right for an exclusive license to this technology and costs of $42,317 are recorded as a liability.

   The accompanying notes are an integral part of these financial statements.

Ixion Biotechnology, Inc.
Notes to Financial Statements - Continued
Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

9. Risks and Uncertainties:

The Company's product candidates are in an early stage of development. The Company has not completed the development of any products and, accordingly, has not received any regulatory approvals or commenced marketing activities. Significant revenues have not been generated from the sale of its products.

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


10. Commitments:

Lease

In 2000, the Company increased its rental space to approximately 8,500 square feet and extended its term through October 31, 2002 with the first one-year option renewal. Total rent expense under this lease was approximately $112,000 and $87,500 during 2000 and 1999, respectively. Future minimum rental payments under this lease at December 31, 2000 are as follows:

     Year Ending
        2001                                    $ 127,725
        2002                                      131,529



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


   The accompanying notes are an integral part of these financial statements.
                                      F-15