Form 10QSB
period 2001-03-31
IXION BIOTECHNOLOGY INC
filed 2001-05-14
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

                                   -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2001 was 6,861,791.

                            Ixion Biotechnology, Inc
                               Index to Form 10QSB

Part 1   Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - March 31, 2001..............................2

         Condensed Statements of Operations - Three Months Ended
         March 31, 2001 and 2000...............................................3

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2001 and 2000...............................................4

         Notes to Condensed Financial Statements...............................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ................................................6

Part II  Other Information

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

Exhibit Index.................................................................12

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Balance Sheet
March 31, 2001
Unaudited

                                     Assets


Current  Assets:

   Cash and cash equivalents                                      $   1,692,355
   Accounts receivable                                                   29,621
   Prepaid expenses                                                      35,649
   Other current assets                                                     500
                                                                  --------------
            Total current assets                                      1,758,125
                                                                  --------------
Property and Equipment, net                                             310,203
                                                                  --------------

Other Assets:
   Patents and patents pending, net                                     411,398
   Other                                                                  8,637
                                                                   -------------
            Total other assets                                          420,035
                                                                 --------------
            Total Assets                                          $   2,488,363
                                                                  ==============

                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $      92,787
    Notes payable                                                       768,906
    Accrued expenses                                                    223,213
    Interest payable                                                      1,797
                                                                  --------------
           Total current liabilities                                  1,086,703
                                                                  --------------
Long-Term Liabilities:
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            26,610
                                                                  --------------
             Total long-term liabilities                                 68,927
                                                                  --------------
                  Total liabilities                                   1,155,630
                                                                  --------------
Stockholders' Equity:
    Common stock, $.01 par value; authorized 20,000,000, issued and
       Outstanding 6,861,791 shares at March 31                          68,618
        Additional paid-in capital                                   10,957,641
    Receivable from shareholder                                      (3,353,303)
    Accumulated deficit                                              (6,074,155)
    Less unearned compensation                                         (266,068)
                                                                  --------------
           Total stockholders' equity (deficit)                      (1,332,733)
                                                                  --------------
Total Liabilities and Stockholders' Equity                        $   2,488,363
                                                                  ==============

See accompanying notes to condensed financial statements

Condensed Statements of Operations

                                                  Three Months Ended
                                                    March 31, 2001
                                                      Unaudited
                                               2001                    2000
                                          --------------          --------------

Revenues:
 Income under research agreement          $       3,913           $       2,450
 Income from research grants                    136,793                  43,924
                                          --------------          --------------
       Total revenues                           140,706                  46,374
                                          --------------          --------------

Expenses:
  Operating, general and administrative         207,915                 114,088
  Research and development                      547,233                 174,383
                                          --------------          --------------
      Total operating expenses                  755,148                 288,471
                                          --------------          --------------

Other Income (Expense):
Interest expense                                (19,968)                (41,443)
  Interest income                                26,988                     869
                                          --------------          --------------
     Total other income (expense)                 7,020                 (40,574)

Net Loss.                                 $    (607,422)          $    (282,671)
                                          ==============          ==============

Net Loss per Share (Basic)                $       (0.09)          $       (0.09)
                                          ==============          ==============

Weighted Average Common Shares                6,861,791               2,990,272
                                          ==============          ==============





See accompanying notes to condensed financial statements

Condensed Statements of Cash Flows
                                                  Three Months Ended
                                                    March 31, 2001

                                               2001                    2000
                                         --------------          --------------
                                                      Unaudited

Cash Flows from Operating Activities:
   Net loss                               $    (607,422)           $   (282,671)
   Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation                            21,510                   8,368
         Amortization                             3,807                   2,410
         Amortization of debt discount           14,290                  14,292
         Stock, options or warrants issued
         for consulting services                  1,260                   1,880
         Stock compensation                      37,245                  25,005
         Decrease (increase) in prepaid
          expenses and other current assets      11,928                  (1,852)

         Decrease (increase) in accounts
          receivable and other assets            27,346                 27,834
         Increase (decrease) in deferred
          revenue                                 1,281                     -
         Increase (decrease) in accounts
          payable and accrued expenses          109,445                 (32,381)
         Increase in deferred fees and
          salaries                                  -                    49,600
         Increase in deferred rent                  703                   1,409
         Increase in interest payable            (7,731)                  2,399
                                          --------------          --------------
Net cash used in operating activities          (443,592)               (183,707)
                                          --------------          --------------

Cash Flows from Investing Activities:
   Purchase of property and equipment           (23,551)                (18,214)
   Payments for patents and patents
      pending                                       -                   (13,429)
                                          --------------          --------------
Net cash used in investing activities           (23,551)                (31,643)
                                          --------------          --------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common
      stock                                         -                   376,200
   Principal reductions in notes payable           (780)                 (2,204)
   Payment of deferred offering costs               -                    (1,051)
                                          --------------          --------------
Net cash provided by (used in)
   financing activities                            (780)                372,945
                                          --------------          --------------

Net Increase (Decrease) In Cash and
   Cash Equivalents                            (467,923)                157,595

Cash and Cash Equivalents at Beginning
   of Period                                  2,160,278                  22,361
                                          --------------          --------------

Cash and Cash Equivalents at End
   of Period                              $   1,692,355           $     179,956
                                          ==============           =============


See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements

Three Month Period Ended March 31, 2001 and 2000

1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements for the three months ended March 31, 2001 and 2000, respectively have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 2000 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 2001:

             Net operating loss carryforward            $   2,400,000
                                                        --------------

             Deferred tax asset                             2,400,000
             Valuation Allowance                           (2,400,000)
                                                        --------------

             Net deferred tax asset                     $         -
                                                        ==============


3.       Stock Options:

     On January 3, 2001, the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 40,000 shares of Common Stock at an exercise price of $4.00 per share to an officer of the company, in connection with hiring package. The options vest at a rate of 20% per year.

Special Note Regarding Forward-Looking Statements

         We intend that the forward-looking statements contained in this report be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Part I, Item 2, Management's Discussion and Analysis or Plan of Operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, our expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

         Statements regarding our research and development plans also constitute forward-looking statements. Actual research and development activities may vary significantly from the current plans depending on numerous factors including:

         - changes in the costs of such activities from current estimates;
         - the results of the programs;
         - the results of clinical studies;
         - the timing of regulatory submissions, technological advances;
         - determinations as to commercial potential; and
         - the status of competitive products.

         The estimates in our research and development plan are based on the current expectations of our management team. Expectations may change due to a large number of potential events, including unanticipated future developments.

         The following factors, which could cause actual results or events to differ materially from those anticipated, include, but are not limited to: general economic, financial and business conditions; competition for customers in the biotechnology and pharmaceutical industries; the costs of research and development of chemical compounds and products; and changes in and compliance with governmental regulations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and the related Notes thereto included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. These and additional risk factors are identified in our annual report to the Securities and Exchange Commission filed on Form 10-KSB and in other SEC filings.

Results of Operations

Three Months Ended March 31, 2001 and 2000

    ---------------------------------------------------------------------------
       Summary of Operations - Three Months Ended March 31,
    ---------------------------------------------------------------------------
                                                              2000 Percent
                                           2001               Change

   ---------------------------------------------------------------------------
    Revenues:                              $140,706        $46,374      203.41%
    Operating Expenses:                   ($755,148)     ($288,471)     161.78%
    Other Income (Expense):                  $7,020       ($40,574)    -117.30%
                                    ------------------------------------------

    Net Loss:                            ($607,422)     ($282,671)     114.89%
   ---------------------------------------------------------------------------


        Total revenues increased from $46,374in the first quarter of 2000 to $140,706 in the first quarter of 2001 mainly as a result of the following four active NIH research contracts:

         - "Islets from Islet Progenitor/Stem Cells for Implantation"
         - "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome"
         - "Oxalobacter Formigenes Diagnostic Kit Development"
         - "Coating of Urinary Protheses to Prevent Encrustation"

       We expect revenue to continue at it's current rate in 2001 because of

          o The continuation of the "Islets from Islet Progenitor/Stem Cells for Implantation" NIH grant for an additional $100,000 which began on September 1, 2000;

          o NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" with payments which began on September 1, 2000, for $99,958;

          o NIH grant entitled "Coating of Urinary Protheses to Prevent Encrustation" with payments which began on September 1, 2000, for $99,958;

increasing slightly in the last half of the year due to other grants we expect will be awarded during 2001.

[Graphics Omitted]

Comparison of G&A Expenses 1st quarter 2001 vs. 1st quarter 2000

                                  2001                       2000
                               ----------                -----------
Personnel-related              144,367                     58,062
Professional Fees               16,297                      5,978
Office & Supplies                9,391                      5,693
Rent & Utilities                 6,707                      3,895
Other G&A                       31,153                     40,460


         Operating, general, and administrative expenses increased 82% from $114,088 in the first quarter of 2000 to $207,915 in the first quarter of 2001. These increased expenses reflect:

         - an increase in personnel and related payroll expenses;
         - increased professional fees, including audit and legal fees;
         - increased supplies related to increased personnel;
         - increased rental space and associated utilities usage; and
         - support of increased research activities.

The increases were offset, somewhat, by a reduction in other miscellaneous administrative fees.

We expect our operating, general and administrative expenses to continue to increase in 2001 as a result of
increased  pace  of  research   activities   which  also  results  in  increased
administrative personnel requirements.


[Graphics Omitted]

Comparison of R&D Expenses 1st quarter 2001 vs. 1st quarter 2000

                                  2001                       2000
                               ----------                -----------
Personnel-related               158,443                   57,260
Lab supplies                    141,084                   16,221
Consultants & Subcontracts      136,520                   51,219
Other R&D                        40,989                   11,430
Rent & Utilities                 30,890                   20,263
Deprec & Amort.                  21,929                   16,106
Scientific Advisors              12,833                    6,000
Travel                            4,545                    1,883


         Research and development expenditures consist primarily of:

         - personnel-related expenses, including employee health plan adopted September 1, 2000;
         - laboratory and animal supplies;
         - laboratory rent and associated utilities;
         - depreciation on laboratory equipment;
         - development activities;
         - payments for sponsored research;
         - scientific advisors fees;
         - regulatory consultants fees;
         - interest on the purchase of laboratory equipment; and
         - amortization of capitalized patent costs.

         Research and development expenses increased over 213% from $174,383 in the first quarter of 2000 to $547,233 in the first quarter of 2001. These increased expenses reflect:

     o   increased laboratory personnel and related payroll expenses;
     o   increased laboratory-related supplies and expenses;
     o   increased consultants and subcontractors fees;
     o   increased research and development activities;
     o   increased laboratory rental space and associated utilities;
     o   increased number of issued patents resulting in increased amortization;
     o   increase in capitalized equipment resulting in increased depreciation;
     o  increase in R&D-related travel.


         Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations.

[Graphics Omiitted]

Comparison of Interest Income and Expenses - 1st Qtr 2001 vs. 1st Qtr 2000

                                  2001                       2000
                               ----------                -----------

Interest Income                   26,988                      869
Interest Expense                  19,968                   41,443


         Interest expense decreased almost 52% from $41,443 in the first quarter of 2000 to $19,968 in the first quarter of 2001 due primarily to the re-payment of the officers' bridge loans and the conversion of deferred administrative fees and salaries in mid 2000. Interest expense in 2001 should decline further as a result of the maturity of the unsecured subordinated notes in August 2001.

     Interest income increased from $869 in the first quarter of 2000, to $26,988 in the first quarter of 2001, due to the investment of an increased cash inflow, in excess of operating needs. Interest income should continue to increase in 2001 primarily due to the payment by Q-Med in July 2001, described below.

Liquidity and Capital Resources

         Operations during the first quarter of 2001 have been funded primarily from funds provided from equity investments by Q-Med, AB ("Q-Med"), our majority shareholder, funds from NIH grants, and research agreements with other companies. We do not have any material bank financing arrangements.

         Our agreement with Q-Med requires Q-Med to pay $3,353,303 in cash on or before July 14, 2001. It also gives Q-Med the right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our unsecured subordinated notes.

                A summarization of the grant funds received from the National Institutes of Health under which we received payments during the first quarter of 2001 follows:



     o In September 1999 we received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We subcontracted $25,000 under this grant, and have utilized approximately $157,000 through December 31, 2000, leaving $43,000 available to support diabetes research through August 31, 2001, when the grant period expires.

     o In September 2000 we were awarded another NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We subcontracted about $45,000 to the University of Florida and drew on the rest of the funds available through the expiration of the grant in the first quarter of 2001.

     o Also in September, 2000, we received notice that we had been awarded another NIH SBIR grant, for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation". We have utilized approximately $59,000 through the end of the first quarter of 2001, leaving approximately $40,000 to support research through August of 2001.

     o Also in September, 2000, we received notice that we had been awarded another NIH SBIR grant, for $99,958 and entitled "Oxalobactor Formigenes Diagnostic Kit Development". We received approximately $35,000 in grant revenues through the end of the first quarter of 2001, leaving approximately $65,000 to support research through August of 2001.

     o    We have other grant applications pending.

         At March 31, 2001, we had $1,692,355 in cash and cash equivalents, compared with $179,956 at March 31, 2000. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.


         We expect that annual lease expenses, which include repayment of funds provided by lessor for tenant improvements and an emergency generator, to be approximately $175,000 for 2001. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $500,000 of capital laboratory equipment during the remainder of 2001.

         We incurred negative cash flows from operations in the first quarter of 2001 of approximately $444,000 as compared to $184,000 in 2000. Cash decreased, in total for the first quarter of 2001, approximately $468,000, while we had a slight increase in cash of approximately 158,000 during the first quarter of 2000, due primarily to equity investments. We expect to have a large cash increase during the second half of 2001, with the Q-Med payment. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

     o    receipt  of  the  balance  of  the  purchase   price  from  the  Q-Med
          transaction;
     o    the successful commercialization of oxalate products;
     o    the  successful  commercialization  of our islet  replacement  therapy products;
     o    progress  in  our  product  development  efforts;
     o    the magnitude  and  scope  of   development   efforts;
     o    progress  with preclinical  studies  and  clinical  trials;
     o    the  cost of  contract manufacturing   and   research   organizations;
     o    cost  of  filing, prosecuting,   defending,   and  enforcing  patent
          claims  and  other intellectual  property  rights;
     o    competing  technological  and market developments;  and
     o the development of strategic alliances for the development and marketing of our products.

         We will continue to be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, mergers or the sale of substantially all of our assets, or through other sources in order to bring our drug and device products through regulatory approval to commercialization. We do not have any material committed sources of additional financing, other than Q-Med. We cannot assure you that additional funding, consolidation, or alliance, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale-back, or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products, or potential markets. If adequate funds are not available, our business, financial condition, and results of operations will be materially and adversely affected.

         We expect that our existing funds, research grants and receipt of the remaining $3,353,303 purchase price from Q-Med AB will be sufficient to fund our operations through the middle of 2002. We have the ability to scale-back operations, as necessary, in order to extend the use of operating cash. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133"Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133")which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, was effective for Ixion this fiscal quarter. Historically, Ixion has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations.


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

None.

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

(9)       Voting Trust Agreement

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

                            Ixion Biotechnology, Inc.

Dated: May 1, 2001         By: /s/ Weaver H. Gaines
                               --------------------
                               Weaver H. Gaines
                               Chairman and Chief  Executive Officer

Dated: May 1, 2001         By: /s/ Kimberly A. Ramsey
                               ----------------------
                                Kimberly A. Ramsey
                          Vice President and Controller
                         (Principal Accounting Officer)