Form 10-K/A
period 2001-06-30
IXION BIOTECHNOLOGY INC
filed 2001-08-13
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

                        For the transition period from to

                        Commission file number 333-34765

                            IXION BIOTECHNOLOGY, INC.
              (Exact Name of Small Business Issuer in Its Charter)


              DELAWARE                                    59-3174033

      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

        13709 PROGRESS BLVD., BOX 13, Alachua, Florida       32615
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

                                      None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Check if there is no disclosure of delinquent filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__ -

          The issuer's revenue for the most recent fiscal year, ending December 31, 2000, was $403,782.

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

     The number of shares of the issuers common stock, par value $.01 per share, outstanding as of March 15, 2001, was 6,861,791.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  DOCUMENT                          PART INTO WHICH INCORPORATED
                  --------                          ----------------------------
The Proxy Statement to be used in connection with             Part III
the annual meeting of stockholders to be held
June 15, 2001 (the "Proxy Statement"),
to be filed with the Commission prior to April
30, 2001, pursuant to Rule 14a-101, Schedule 14A of the Exchange Act.

     The undersigned registrant hereby amends Item 5 and Item 6 of its Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001, to clarify its disclosure regarding the sale of unregistered shares to Q-Med, AB (publ) and its U.S. subsidiary, Qvestor, LLC..

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

     3,337,500 shares to Qvestor, LLC, in exchange for cash of $6,675,000 and non-cash consideration described below. The Company obtained the right to receive a royalty-free license for certain Q-Med intellectual property in non-animal stabilized hyaluronic acid (NASHA). The Company also gave Q-Med a right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our convertible unsecured notes The offered redemption price would be par, in the case of 10% notes, or at 1.5 times par for variable notes. Thereafter Q-Med would have the option, for any redeemed notes acquired, to convert variable notes at a price of $2.10 per share, and 10% notes at a price of $4.20 per share. Cash of $3,321,697 was paid at closing, and the balance of $3,353,303, is due on or before July 14, 2001.(See "The Q-Med Transaction " below) 257,192 shares of common stock to the chairman and chief executive officer, the president and chief financial officer, and an employee, in satisfaction of $1,028,768 in deferred fees and salaries, or $4.00 per share.


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




Graphics omitted

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



         [GRAHICS OMITTED]

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


[GRAHICS OMITTED]

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


[GRAHICS OMITTED]
     Interest expense decreased 18% from $155,697 for the year ended December 31, 1999 to $127,096 for the year ended December 31, 2000 due primarily to the re-payment of bridge loans to officers in July and the conversion of deferred administrative fees and salaries, including deferred interest, payable to related parties, into restricted common shares, also in July, 2000.

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

     We incurred negative cash flows from operations in 1999 of approximately $550,000 and approximately 1,125,000 in 2000. We have spent and expect to continue to spend, substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

o receipt of the balance of the payment from the Q-Med transaction described below,
o the successful commercialization of Ox-Control(TM) (our nutritional supplement) the XEntrIx (TM) Oxalobacter formigenes Monitor (our diagnostic test), and IxC1-62/47 (our lead therapeutic compound),
o the successful commercialization of our islet replacement therapy products,
o        progress in our product development efforts,

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

The Q-Med Transaction

     On April 16, 1999, we entered into an agreement in principle with Q-Med AB
(publ), a biotechnology company based in Uppsala, Sweden. This agreement was amended on September 9, 1999. Pursuant to the agreement in principle, from April 1999 through June 19, 2000, we received $1,125,000 in cash in exchange for 562,500 shares of restricted common stock, at a cash price of $2.00 per share. On July 14, 2000, Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB exercised the option granted in September 1999 and entered into a stock purchase agreement pursuant to which,,


o We issued 3,337,500 shares to Qvestor in exchange for cash of $6,675,000 and non-cash consideration described below. Cash of $3,321,697 was paid at closing, and the balance of $3,353,303, is due on or before July 14, 2001.


o The Company obtained the right to a royalty-free license to Q-Med's intellectual property in non-animal, stabilized hyaluronic acid (NASHA) on the following terms:

     o the license will be exclusive and worldwide for the use of NASHA for the encapsulation of insulin-producing cells, without right of sublicense;
     o any improvements (to which we will also have rights) will belong exclusively to Q-Med; and
     o    we will not have the right to manufacture NASHA

     o The Company gave Q-Med a right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our convertible unsecured notes. The offered redemption price would be par, in the case of 10% notes, or at 1.5 times par for variable notes. Thereafter Q-Med would have the option, for any redeemed notes acquired, to convert variable notes at a price of $2.10 per share, and 10% notes at a price of $4.20 per share.


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

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amendmentt to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Ixion Biotechnology, Inc.

                                            By:  /S/ Weaver H. Gaines
Dated:  August 13, 2001                         --------------------------
                                                 Weaver H. Gaines, Chairman and
                                                 Chief Executive Officer