Form 10QSB
period 2001-06-30
IXION BIOTECHNOLOGY INC
filed 2001-08-14
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                        For the transition period from to

                                  -------------

                        Commission file number: 333-34765

                            Ixion Biotechnology, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                  -------------

                   Delaware                        59-3174033
          (State of incorporation)    (I.R.S. Employer Identification No.)

       13709 Progress Blvd., Box 13, Alachua, FL       32615
        (Address of principal executive offices)     (zip code)

                   Registrant's telephone number: 386-418-1428

                                   -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2001 was 6,862,621.

                            Ixion Biotechnology, Inc

                               Index to Form 10QSB


Part 1 - Financial Information                                             Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - June 30, 2001...............................2

         Condensed Statements of Operations - Three Months and Six Months Ended
         June 30, 2001 and 2000 ...............................................3

         Condensed Statements of Cash Flows - Six Months Ended
         June 30, 2001 and 2000................................................5

         Notes to Condensed Financial Statements...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................8

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds.............................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

Exhibit Index.................................................................17

Part I.  Financial Information
Item 1.  Financial Statements

Condensed Balance Sheet
June 30, 2001
Unaudited

                                     Assets

Current  Assets:
   Cash and cash equivalents                                          1,047,976
   Accounts receivable                                                   37,591
   Prepaid expenses                                                      31,514
   Other current assets                                                   4,419
                                                                     ----------
                 Total current assets                                 1,121,500
                                                                     ----------
Property and Equipment, net                                             335,714
                                                                     ----------

Other Assets:
    Patents and patents pending, net                                    420,056
    Other                                                                   351
                                                                      ---------
                 Total other assets                                     420,407
                                                                     ----------
                  Total Assets                               $        1,877,621
                                                                  =============
                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                          $         168,661
    Current portion of notes payable                                    780,859
    Accrued expenses                                                    244,765
    Interest payable                                                        922
                                                                    -----------
         Total current liabilities                                    1,195,207
                                                                    -----------

Long-Term Liabilities:
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            27,314
                                                                    -----------
                   Total long-term liabilities                           69,631
                                                                    -----------
                     Total liabilities                                1,264,838
Commitments (Note 4)                                                -----------

Stockholders' Equity:
    Common stock, $.01 par value; authorized 20,000,000, issued and
       outstanding 6,861,991 shares at June 30                           68,620
    Additional paid-in capital                                       11,018,498
     Receivable from shareholder                                     (3,353,303)
    Accumulated deficit                                              (6,847,351)
    Less unearned compensation                                         (273,681)
                                                                    -----------
                  Total stockholders' equity                            612,783
                                                                    -----------
Total Liabilities and Stockholders' Equity                            1,877,621
                                                                    ===========


See accompanying notes to condensed financial statements

Condensed Statements of Operations

                                                     Three Months Ended
                                                              June 30,
                                                  2001                   2000
                                                  ---------------------------
                                                          Unaudited




Revenues:
   Income from research grant           $       50,979           $       83,214
                                        --------------           --------------
         Total revenues                         50,979                   83,214
                                        --------------           --------------
Expenses:
  Operating, general and administrative         215,591                 128,259
  Research and development                      604,248                 202,738
                                          --------------         --------------
                 Total expenses                 819,839                 330,997
                                          --------------         --------------
Other Income (Expense):
  Interest Expense                             (19,865)                 (46,035)
  Interest Income                               15,530                    2,762
                                          --------------         --------------
       Total other income (expense)            (4,335)                  (43,273)
                                          --------------         --------------
Net Loss.                                    (773,195)             $   (291,056)
                                          =============          ==============
Basic and Diluted Net Loss per Share            (0.11)          $         (0.09)
                                          =============          ==============
Weighted Average Common Shares              6,861,991                 3,160,482
                                          =============          ==============


See accompanying notes to condensed financial statements

Condensed Statements of Operations

                                                     Six Months Ended
                                                         June 30,
                                               2001                    2000
                                            ---------               ----------
                                            Unaudited                Unaudited
Revenues:
   Income under research agreement         $     3,913            $      2,450
   Income from research grants                 187,772                 127,139
                                            ---------               ----------
            Total revenues                     191,685                 129,589
                                            ---------               ----------
Expenses:
  Operating, general and administrative       423,505                  237,616
  Research and development                   1,151,481                 381,853
                                            ---------               ----------
                 Total expenses              1,574,986                 619,469
                                            ---------               ----------
Other Income (Expense):
  Interest expense                             (39,832)                (87,478)
  Interest income                               42,517                   3,631
                                             ----------               ----------
      Total other income (expense)               2,685                 (83,847)
                                             ---------               ----------
Net Loss.                               $   (1,380,616)          $    (573,727)
                                         ==============           =============

Basic and Diluted Net Loss per Share    $        (0.20)          $       (0.19)
                                         ==============           =============

Weighted Average Common Shares              6,861,890                 3,075,077
                                         ==============           =============


See accompanying notes to condensed financial statements

Condensed Statements of Cash Flows

                                                                       Six Months
                                                                      Ended June 30,
                                                                     2001               2000
                                                                   --------            ----------
                                                                   Unaudited           Unaudited



Cash Flows from Operating Activities:
    Net loss                                                  $  (1,380,616)           $     (573,727)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation                                                44,550                    14,982
         Amortization                                                 6,466                     3,766
         Amortization of debt discount                               28,581                    28,584
         Stock options/warrants issued for consulting services        2,520                     3,081
         Stock compensation                                          89,223                    50,010
         Decrease (increase) in prepaid expenses and
                other current assets                                 13,140                    (2,490)
         Decrease (increase) in accounts receivable
                and other assets                                    (36,311)                   28,002
         Increase (decrease) in deferred revenue                     (1,281)                        -
         Increase (decrease) in accounts payable and
                accrued expenses                                    208,429                   (16,487)
         Increase in deferred fees and salaries                          -                     83,754
         Increase in deferred rent                                    1,407                     2,818
         Increase (decrease) in interest payable                       (875)                    8,911
                                                                 -----------                -----------
                  Net cash used in operating activities          (1,024,757)                 (368,796)
                                                                 -----------                -----------
Cash Flows from Investing Activities:
     Purchase of property and equipment                             (72,101)                  (34,569)
     Transfer to restricted cash                                           -                  (48,000)
     Payments for patents and patents pending                       (10,764)                  (19,306)
                                                                 -----------                -----------
                  Net cash used in investing activities             (82,865)                 (101,875)
                                                                 -----------                -----------
Cash Flows from Financing Activities:
     Proceeds from issuance         of note payable                       -                    48,000
     Proceeds from issuance of common stock                          (4,680)                  603,200
     Principal reductions in notes payable                                -                    (4,408)
     Payment of deferred offering costs                                   -                    (6,190)
            Net cash provided by (used in)                        -----------                ---------
                        financing activities                         (4,680)                  640,602
                                                                 -----------                -----------
Net Increase (Decrease) In Cash and Cash Equivalents             (1,112,302)                  169,931

Cash and Cash Equivalents at Beginning of Period                  2,160,278                    22,361
                                                                 -----------                -----------
Cash Equivalents Cash at End of Period                         $  1,047,976                  $240,292
                                                                ============                 =========
See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements
Six  Month Period Ended June 30, 2001 and 2000

1.   Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the six months ended June 30, 2001 and 2000, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 2000 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Significant Accounting Policies

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133" Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, was effective for Ixion this fiscal quarter. Historically, Ixion has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations

     In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company does not expect the adoption of these statements to have material effect on its financial statements.

2.   Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 2000:

               Net operating loss carryforward                       $2,800,000
                                                               ----------------

               Deferred tax asset                                     2,800,000
               Valuation Allowance                                   (2,800,000)
                                                               ----------------
                   Net deferred tax asset                           $       -
                                                               ================

Six  Month Period Ended June 30, 2001 and 2000

3.       Stock Options:

     On January 3, 2001, the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 40,000 shares of Common Stock at an exercise price of $4.00 per share to an officer of the company, in connection with his hiring package. The options vest at a rate of 20% per year.

     On April 1, 2001 the Company granted ten-year stock options under the 1994 Stock Option Plan, to purchase 14,900 shares of Common Stock at an exercise price of $4.00 per share to members of the Scientific Advisory Board. The options vest at a rate of 25% per quarter. These options are included in unearned compensation, at $3.36 per share, to be expensed as they vest.

4. Commitments:
   Lease


     In April 2001, the Company increased its rental space to approximately 11,500 square feet, which increases the minimum expected payments for 2001 to approximately $167,000. The lease amendment expires October 31, 2002 and minimum expected payments for 2002, through October 31, 2002 are approximately $150,000.

5.    Subsequent Events:

     On July 11, 2001, the Company received the final payment of $3,353,303 in cash, under the July 2000 stock purchase agreement with Qvestor, LLC, a U.S. subsidiary of Q-Med, AB (publ).

Special Note Regarding Forward-Looking Statements

     We intend that the forward-looking statements contained in this report be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Part I, Item 2, Management's Discussion and Analysis, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, our expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Statements regarding our research and development plans also constitute forward-looking statements. Actual research and development activities may vary significantly from the current plans depending on numerous factors including

o        changes in the costs of such activities from current estimates;
o        the results of our research and development programs;
o        the results of clinical studies;
o        the timing of regulatory submissions;
o        technological advances;
o        determinations as to commercial potential; and
o        the status of competitive products.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and the related Notes thereto included elsewhere in this report.

Results of Operations

Three Months Ended June 30, 2001 and 2000


             Summary of Operations - Three Months Ended June 30,
          ---------------------------------------------------------------------
                                         2001          2000            % change
          ---------------------------------------------------------------------
          Revenues                       $50,979        $83,214           -39%
          Operating Expenses:           $819,839       $330,997           148%
          Other Expense (Income)          $4,335        $43,273           -90%
                                        --------       --------          -----
          Net Loss:                   ($773,195)     ($291,056)           166%


     Total revenues decreased $32,235, from $83,214 for the second quarter of 2000 to $50,979 for the second quarter of 2001 mainly as a result of the following:

o the expiration of funding under two National Institutes of Health ("NIH") Phase I research contracts:
   o        "Enteric Elimination of Oxalic Acid"; and
   o        "Digestion of Food Oxalate".

          We expect revenue to continue at its current rate in 2001 because of
o the continuation of funding under the "Islets from Islet Progenitor/Stem cells for Implantation" NIH grant through September
              2001;
o The continuation of funding under the NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development with approximately $28,000 still available through August 2001;
o the continuation of funding under the NIH grant entitled "Coating of Urinary Protheses to Prevent Encrustation" with approximately $12,000 still available through August 2001.
o The commencement of funding under a two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid" for a total of approximately $500,000;

increasing slightly later in the year due to other grants we expect will be funded during 2001.

Comparison of G&A Expenses 2nd Qtr 2001 vs. 2nd Qtr 2000

                                                   2001                 2000
                                                 ---------           ---------
Personnel related                                106,576              54,892
Professional fees                                 20,368              17,482
Office & Supplies                                 15,114               7,831
Computer & Web                                     6,900               4,058
Rent & Utilities                                   7,687               3,774
Insurance                                          7,856                 562
Other G&A                                         58,947              37,689

[Graphics Omitted]

     Operating, general, and administrative expenses increased 68% from $128,259 in the second quarter of 2000 to $215,591 in the second quarter of 2001. These increased expenses reflect an increase in the scale of operations, including:

o        increased personnel and related payroll expenses;
o        increased professional fees;
o        increased supplies related to increased personnel;
o        increased rental space and associated utilities usage; and
o        support of increased research activities.

     We expect our operating, general and administrative expenses to continue to increase in 2001 as a result of increased research activities resulting in a need for increased personnel.


Comparison of R&D Expenses 2nd Qtr 2001 vs. 2nd Qtr 2000

                                                   2001                 2000
                                                 ---------           ---------
Personnel-related                                150,029              58,913
Lab Supplies                                     153,776              34,462
Consultants & Subcontracts                       146,543              65,953
Pre Clinical Expenses                             42,796                  0
Rent & Utilities                                  38,310              19,638
Depre & Amort                                     23,275              10,693
Scientific Advisors                               27,533               6,000
Other R&D                                         21,986              10,640

[Graphics Omitted]

          Research and development expenditures consist primarily of:

o payroll-related expenses of research and development personnel, including an employee health plan adopted September 2000;
o        laboratory and animal supplies;
o        laboratory rent and associated utilities;
o        depreciation on laboratory equipment;
o        development activities;
o        payments made for sponsored research;
o        pre-clinical expenses;
o        scientific advisors fees;
o        regulatory consultants fees; and
o        amortization of capitalized patent costs.

     Research and development expenses increased 198% from $202,738 in the second quarter of 2000 to $604,248 in the second quarter of 2001. These increased expenses reflect an increase in the scale of operations, including

o        increased laboratory personnel and related payroll expenses;
o        increased laboratory supplies and animal-related expenses;
o        increased fees to consultants and subcontractors;
o        increased pre-clinical activities;
o        increased laboratory rental space and associated utilities;
o        increased amortization of allowed patents;
o increased depreciation due to the purchase of additional laboratory equipment;
o        increased fees to scientific advisors; and
o        increased overall R&D activities.

     Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations.

Comparison of Interest Income and Expenses - 2nd Qtr 2001 vs. 2nd Qtr 2000

                                  2001                       2000
                               ----------                -----------

Interest Income                   15,530                    2,762
Interest Expense                  19,865                   46,035

[Graphics Omitted]

     Interest expense decreased 57% from $46,035 in the second quarter of 2000 to $19,865 in the second quarter of 2001 due primarily to the re-payment of the officers' bridge loans and the conversion into common stock of interest-bearing deferred administrative fees and salaries in mid-2000. Interest expense should decline further in the last quarter of 2001 as a result of the maturity of our convertible unsecured notes in August 2001.

     Interest income increased 462% from $2,762 in the second quarter of 2000 to $15,530 in the second quarter of 2001, due to the investment of an increased cash flow in excess of operating needs. Interest income will continue to increase in 2001 primarily due to the payment from Q-Med in July 2001, described under the Liquidity and Capital Resources section.

Six Months Ended June 30, 2001 and


   ----------------------------------------------------------------------------
          Summary of Operations - Six Months Ended June 30,
   ----------------------------------------------------------------------------
                                       2001             2000          % change
   ----------------------------------------------------------------------------
  Revenues                             $191,685       $129,589           48%
  Operating Expenses:                $1,574,986       $619,469          154%
  Other Expense (Income)                ($2,685)       $83,847         -103%
                                  ---------------------------------------------
  Net Loss:                         ($1,380,616)     ($573,727)          141%

     Total revenues increased approximately 48% from $129,589 in the first half of 2000 to $191,685 in the first half of 2001 mainly as a result of the following:

o        four active NIH research contracts:
o        "Islets from Islet Progenitor/Stem Cells for Implantation";
o        "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome";
o        "Oxalobacter Formigenes Diagnostic Kit Development"; and
o        "Coating of Urinary Protheses to Prevent Encrustation".

          We expect revenue to continue at its current rate in 2001 because of
o the continuation of funding under the "Islets from Islet Progenitor/ Stem cells for Implantation" NIH grant through September 2001;
o The continuation of funding under the NIH grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" with approximately $28,000 still available through August 2001;
o        the continuation of funding under the NIH grant entitled "Coating of
           Urinary Protheses to Prevent Encrustation" with
              approximately $12,000 still available through August 2001.
o The commencement of funding under a two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled
              "Enteric Elimination and Degradation of Oxalic Acid" for a total of approximately $500,000;

increasing slightly in the last quarter of the year due to other grants we expect will be awarded during 2001.

Comparison of G&A Expenses 1st half 2001 vs 1st half 2000

                                                   2001                 2000
                                                 ---------           ---------
Personnel related                                268,478               130,607
Professional fees                                36,665                 23,460
Office & Supplies                                24,504                 13,541
Rent & Utilities                                 14,394                  7,669
Travel                                           29,005                  7,704
Other G&A                                        50,459                 54,652

  [Graphics Omitted]

Operating, general, and administrative expenses increased 78% from $237,616 in the first half of 2000 to $423,505 in the first half of 2001. These increased expenses reflect an increase in the scale of operations, including:

o        increased personnel and related payroll expenses;
o        increased professional fees;
o        increased office expenses and supplies related to increased personnel;
o        increased rental space and associated utilities;
o        increased travel activities; and
o        support of increased research activities

offset somewhat by a reduction in other miscellaneous administrative expenses.

     We expect our operating, general and administrative expenses to continue to increase in 2001 as a result of the increased pace in research activities resulting in a need for increased administrative personnel requirements.

Research and development expenditures consist primarily of:

o        payroll-related expenses of research and development personnel;
o        laboratory and animal supplies;
o        laboratory rent and associated utilities;
o        depreciation on laboratory equipment;
o        research and development activities;
o        payments for sponsored research;
o        scientific advisors fees;
o        regulatory consultants fees;
o interest on the purchase of laboratory equipment and deferred laboratory rent; and
o        amortization of capitalized patent costs.

Comparison of R&D Expenses 1st half 2001 vs. 1st half 2000

                                                   2001                 2000
                                                 ---------           ---------
Personnel-related                                 310,398              116,034
Lab Supplies                                      294,860               54,419
Consultants & Subcontracts                        283,064              117,172
Pre Clinical Expenses                              71,518                    0
Rent & Utilities                                   69,200               39,901
Depre & Amort                                      46,162               20,799
Scientific Advisors                                40,367               12,000
Other R&D                                          35,912               21,528

[Graphics Omitted


     Research and development expenses increased over 201% from $381,853 in the first half of 2000 to $1,151,481 in the first half of 2001. These increased expenses reflect an increase in the overall scale of operations, including

o        increased laboratory personnel and related payroll expenses;
o        increased laboratory supplies and animal-related expenses;
o        increased fees to regulatory consultants and subcontractors;
o        increased pre-clinical activities;
o        increased laboratory rental space and associated utilities;
o increased depreciation due to the purchase of additional laboratory equipment;
o        increased amortization of allowed patents;
o        increased fees to scientific advisors; and
o        increased overall research and development costs.

Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of the receipt of the final Q-Med payment described below.

[Graphics Omiitted]

Comparison of Interest Income and Expenses - 1st half 2001 vs 1st half 2000

                                  2001                       2000
                               ----------                -----------

Interest Income                   42,517                    3,631
Interest Expense                  39,832                   87,478



     Interest expense decreased over 54% from $87,478 in the first half of 2000 to $39,832 in the first half of 2001, due primarily to the re-payment of the officers' bridge loans and the conversion of deferred administrative fees and salaries in mid 2000. Interest expense should decline further in 2001 as a result of the maturity of unsecured subordinated notes in August 2001.

     Interest income increased almost 1,071% from $3,631 in the first half of 2000 to $42,517 in the first half of 2001, due primarily to the investment of an increased cash inflow, in excess of operating needs. Interest income should continue to increase in 2001 due to the payment by Q-Med in July 2001, described below.

Liquidity and Capital Resources

     Operations during the first half of 2001 have been funded primarily from the funds provided from the equity investments by Q-Med, AB ("Q-Med"), our majority shareholder, and funds from NIH grants. We do not have any material bank financing arrangements.

     On July 11, 2001, we received the remaining $3,353,303 which was called for in our agreement with Q-Med, for the prior issuance of stock. This agreement also gives Q-Med the right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our convertible unsecured notes.

     A summarization of the grant funds received from NIH under which we received payments during the first half of 2001, and pending NIH grants follows:

o In September 1999 we received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We subcontracted $25,000 under this grant, and have utilized the remaining balance of approximately $43,000 in 2001.

o In September 2000 we were awarded another NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We subcontracted about $45,000 to the University of Florida and drew on the rest of the funds available through the expiration of the grant in the first quarter of 2001.

o Also in September, 2000, we awarded another NIH SBIR grant for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation". We have utilized approximately $88,000 through the first half of 2001, leaving approximately $12,000 to support research through August of 2001.

o Also in September, 2000, we were awarded another NIH SBIR grant, for $99,958 and entitled "Oxalobactor Formigenes Diagnostic Kit Development". We received approximately $72,000 in grant revenues in the end of the first half of 2001, leaving approximately $28,000 to support research through August of 2001.

o We received notice in June 2001 that NIH has awarded us a Phase II STTR grant, for $500,000 and entitled "Enteric Elimination and Degradation of Oxalic Acid". The funds should be released in the second half of 2001.

o        We have other grant applications pending.

     At June 30, 2001 we had $1,047,976 in cash and cash equivalents, compared with $192,292 at June 30, 2000. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     We expect that annual lease expenses to be approximately $167,000 for 2001. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $300,000 of capital laboratory equipment during the remainder of 2001.

     $787,270 of our convertible unsecured notes, issued in 1996, mature on August 31, 2001. With the consent of the noteholders, these notes may be extended or converted into common stock; however, we have sufficient cash to redeem the entire issue, if necessary.

     We incurred negative cash flows from operations in the first half of 2001 of $1,026,320 as compared to $368,796 in the first half of 2000. Cash decreased, in total for the first half of 2001, $1,112,302, while we had a slight increase in cash of $169,931 during the first half of 2000, due primarily to equity investments. We expect to have a large cash increase during the second half of 2001, with the Q-Med payment. We have spent and expect to continue to spend substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

o        the successful commercialization of oxalate products;
o the successful commercialization of our islet replacement therapy products;
o        progress in our product development efforts;
o        the magnitude and scope of development efforts;
o        progress with preclinical studies and clinical trials;
o        the cost of contract manufacturing and research organizations;
o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
o        competing technological and market developments; and
o the development of strategic alliances for the development and marketing of our products.

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

     We expect that our existing funds, research grants and receipt of the remaining $3,353,303 purchase price from Q-Med AB will be sufficient to fund our operations through 2002. We have the ability to scale-back operations, as necessary, in order to extend the use of operating cash. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting was held on June 15, 2001. The shareholders of the Company elected the following directors of the Company to serve until the next annual meeting.

                  Weaver H. Gaines
                  David C. Peck
                  David M. Margulies
                  Vincent P. Mihalik
                  Bengt Agerup
                  Thomas P. Stagnaro
                  Per-Olof Wallstrom

     The shareholders of the Company ratified the selection of Price Waterhouse Coopers LLP as independent accountants for its fiscal year ended December 31, 2001, and the total number of shares cast "For," cast "Against" and "Abstentions" are set forth below:

         Votes For                  Votes Against             Abstentions
         --------                   ------------              -----------
         5,685,340                    1,000                   695,271

Item 5.  Other Information

     On July 3, 2001, Per-Ol0f Wallstrom resigned from Registrant's Board of Directors, Hakan S. Edstrom, president and chief operating officer of the Mannkind Corporation was elected as Director by the Board of Directors on July 9, 2001.

     On July 30, 2001, Registrant received the final payment of $3,353,303 in cash under the July 2000 stock purchase agreement with Qvestor, LLC, a subsidiary of Q-Med, AB (publ), in connection with a July 2000 agreement to purchase an aggregate total of 3,900,000 shares of Ixion's common stock.


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

 * Filed herewith


         (b)     Reports on Form 8-K

                 None

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ixion Biotechnology, Inc.


Dated: August 13 2001               By: /s/ Weaver H. Gaines
                                        ----------------------------
                                            Weaver H. Gaines
                                            Chairman and Chief Executive Officer
                                            Chief Financial Officer

Dated: August 13, 2001              By: /s/ Kimberly A. Ramsey
                                        ----------------------------
                                         Kimberly A. Ramsey
                                         Vice President and Controller
                                        (Principal Accounting Officer)



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