Form 10QSB
period 2001-09-30
IXION BIOTECHNOLOGY INC
filed 2001-11-14
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of October 31, 2001 was 7,184,297.

                           Ixion Biotechnology, Inc
                               Index to Form 10QSB


Part 1 - Financial Information                                             Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - September 30, 2001.........................2

         Condensed Statements of Operations - Three Months and Nine
         Months Ended September 30, 2001 and 2000.............................3

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 2001...................................................5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations or Plan of Operation..........................9

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds............................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

Exhibit Index................................................................17

Part I.  Financial Information
Item 1.  Financial Statements

                            Condensed Balance Sheet
                               September 30, 2001
                                   Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                              $           3,518,456
   Accounts receivable                                                   36,014
   Prepaid expenses                                                      41,226
   Other current assets                                                     500
                                                               ----------------
            Total current assets                                      3,596,196
                                                               ----------------
Property and Equipment, net                                             359,575
                                                               ----------------
Other Assets:
    Patents and patents pending, net                                    426,230
                                                               ----------------
                Total other assets                                      426,230
                                                               ----------------
             Total Assets                                   $         4,382,001
                                                               ================

                      Liabilities and Stockholder' Equity

Current Liabilities:
    Accounts payable                                          $          57,584
    Current portion of notes payable                                    176,679
    Accrued expenses                                                    272,454
                                                               ----------------
         Total current liabilities                                      506,505
                                                               ----------------
Long-Term Liabilities:
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            28,018
                                                               ----------------
                   Total long-term liabilities                           70,335
                                                               ----------------
                     Total liabilities                                  576,840
                                                               ----------------
Commitments (Note 4)

Stockholders' Equity:
   Common stock, $.01 par value; authorized 20,000,000, issued and
     outstanding 7,169,196 shares at September 30                        71,692
    Additional paid-in capital                                       11,745,657
    Accumulated deficit                                              (7,682,150)
    Less unearned compensation                                         (330,040)
                                                               ----------------
           Total stockholders' equity                                 3,805,161
                                                               ----------------
Total Liabilities and Stockholders' Equity                 $          4,382,001
                                                               ================

            See accompanying notes to condensed financial statements

Condensed Statements of Operations

                                                     Three Months Ended
                                                              September 30,
                                                  __2001__             __2000__
                                                             Unaudited
Revenues:
   Income from research grants             $      45,430          $     104,494
                                            ------------           ------------
       Total revenues                             45,430                104,494
                                            ------------           ------------
Expenses:
  Operating, general and administrative          267,593                216,428
  Research and development                       620,652                411,182
                                            ------------           ------------
                   Total expenses                888,245                627,610
                                            ------------           ------------
Other Income (Expense):
  Interest expense                               (19,723)               (18,827)
  Interest income                                 27,740                 40,396
                                            ------------           ------------
            Total other income (expense)           8,017                 21,569
                                            ------------           ------------
Net Loss.                                      (834,798)          $    (501,547)
                                            ============           ============
Basic and Diluted Net Loss per Share          $   (0.12)          $       (0.08)
                                            ============           ============
Weighted Average Common Shares                 6,887,711              6,270,051
                                            ============           ============











            See accompanying notes to condensed financial statements
                                   F-2

                       Condensed Statements of Operations

                                                    Nine Months Ended
                                                        September,
                                                 2001                2000
                                                 -----               ----
                                                         Unaudited

Revenues:
  Income under research agreement           $       3,913       $        2,450
  Income from research grants                     233,202              231,632
                                            -------------         -------------
            Total revenues                        237,115              234,082
                                            -------------         -------------

Expenses:
  Operating, general and administrative           691,099              457,154
  Research and development                      1,772,133              790,892
                                            -------------         -------------
                   Total expenses               2,463,232            1,248,046
                                            -------------         -------------
Other Income (Expense):
  Interest expense                               (59,556)             (106,304)
  Interest income                                 70,258                44,027
                                            -------------         -------------
       Total other income (expense)               10,702               (62,277)
                                            -------------         -------------
Net Loss.                                $    (2,215,415)        $  (1,076,241)
                                          ==============          =============
Basic and Diluted Net Loss per Share     $        (0.32)         $       (0.23)
                                          ==============          =============
Weighted Average Common Shares                6,870,592              4,765,754
                                          ==============          =============


            See accompanying notes to condensed financial statements

                       Condensed Statements of Cash Flows

                                                                  Nine Months

                                                               Ended September 30,
                                                            2001                    2000
                                                        -------------          -------------
                                                                    Unaudited

Cash Flows from Operating Activities:
  Net loss                                              $  (2,215,415)          $  (1,076,241)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                              71,305                 29,853
     Amortization                                               8,923                 14,726
     Amortization of debt discount                             38,107                 42,876
     Stock, options issued for consulting services              3,780                  4,340
     Stock compensation                                        50,476                109,839
     Decrease (increase) in prepaid expenses and
       other current assets                                     7,347                (73,902)
     Decrease (increase) in accounts receivable               (34,734)                27,465
     Increase (decrease) in deferred revenue                   (1,281)                34,885
     Increase in accounts payable and
        accrued expenses                                      125,039                  9,751
     Increase in deferred fees and salaries                         -                    726
     Increase in deferred rent                                  2,111                  1,264
     Decrease in interest payable                              (2,007)               (35,314)
                                                          ------------           ------------
         Net cash used in operating activities             (1,846,349)              (909,734)
                                                          ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                        (122,717)              (149,336)
   Transfer to restricted cash                                      -                (48,000)
   Payments for patents and patents pending                   (19,044)               (36,705)
                                                          ------------           ------------
        Net cash used in investing activities                (141,761)              (234,041)
                                                          ------------           ------------
Cash Flows from Financing Activities:
   Proceeds from (repayments of) loans from officers              -                 (312,399)
    Proceeds from issuanceof note payable                         -                   48,000
    Proceeds from issuance of common stock                        -                3,966,337
    Payments of loan costs                                        -                   (6,716)
    Principal reductions in notes payable                     (7,015)                 (1,180)
    Payment of deferred offering costs                            -                     (820)
    Proceeds from collection of note receivable
       from shareholder                                    3,353,303                     -
                                                          ------------           ------------
             Net cash provided by
               financing activities                        3,346,288               3,693,222
                                                          ------------           ------------
Net Increase In Cash and Cash Equivalents                  1,358,178               2,549,447

Cash and Cash Equivalents at Beginning of Period           2,160,278                  22,361
                                                          ------------           ------------
Cash and Equivalents at End of Period                   $  3,518,456            $  2,571,808
                                                         ===========             ===========


            See accompanying notes to condensed financial statements

                    Notes to Condensed Financial Statements
              Nine Month Period Ended September 30, 2001 and 2000

1.   Basis Of Presentation:

          The accompanying unaudited condensed financial statements for the nine months ended September 30, 2001 and 2000, respectively have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 2000 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, for a fair statement of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Significant Accounting Policies

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Investments and Hedging Activities" which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and amended by SFAS No. 138, was effective for Ixion on January 1, 2001. Historically, Ixion has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, adoption of SFAS No. 133 had no effect on its financial position or results of operations.

     In June 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company does not expect the adoption of these statements to have material effect on its financial statements.

     In August 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment and disposal of long-lived assets disposed of after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principals Board (APB) Opinion No. 30, and amends Accounting Research Bulletin (ARB) No. 51 to eliminate the exception to consolidation for a subsidiary. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have material effect on its financial statements.

3.   Stockholders' Equity

     Stock Options

     On January 3, 2001, the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 40,000 shares of Common Stock at an exercise price of $4.00 per share to an officer of the company, in connection with his hiring package. The options vest at a rate of 20% per year.

     On April 1, 2001 the Company granted ten-year stock options under the 1994 Stock Option Plan, to purchase 17,500 shares of Common Stock at an exercise price of $4.00 per share to members of the Company's Scientific Advisory Board. The options vest at a rate of 25% per quarter. The fair value of these options, based on a Black-Scholes option-pricing model, are included in unearned compensation, to be expensed as they vest.

     On July 14, 2001, under the Stock Option Plan, the Audit and Benefits Committee awarded options to purchase 65,350 shares at an exercise price of $4.00 per share to officers, employees and members of the board of directors.

     Stock Compensation Plan

     On July 14, 2001, under the Stock Compensation Plan, the Audit and Benefits Committee awarded 10,000 shares of restricted common stock to members of the board of directors, 18,000 shares to members of the Company's Scientific Advisory Board, and 1,600 shares to officers and employees. In connection with these stock grants, the Company recognized stock compensation expense of $13,600 through September 30, 2001 and has unearned compensation of $104,800 to be recognized as expense over future periods of service.

     The Q-Med Transaction

     On July 11, 2001, the Company received the final payment of $3,353,303 due from Q-Med, under the July 2000 stock purchase agreement.

4.   Commitments:
     Lease
     In April 2001, the Company increased its rental space to approximately 11,500 square feet., which increases the minimum expected payments for 2001 to approximately $167,000. The lease amendment expires October 31, 2002 and minimum expected payments for 2002, through October 31, 2002 are approximately $150,000.

5.   Notes Payable:

     The Company's $787,270 in convertible unsecured notes scheduled to mature on August 31, 2001 were extended through September 28, 2001, at which time $610,370 in unpaid principal had been converted into 277,175 shares of common stock based on their original conversion terms. Of the remaining balance of $176,900 not converted into common stock at September 30, 2001, the Company expects to repay $150,100 in October 2001, .with the remaining $26,800 to be assumed by the Company's majority shareholder and other qualified purchasers.

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

     Statements regarding our research and development plans also constitute forward-looking statements. Actual research and development activities may vary significantly from the current plans depending on numerous factors including

0        changes in the costs of such activities from current estimates;
o        the results of our research and development programs;
o        the results of clinical studies;
o        the timing of regulatory submissions;
o        technological advances;
o        determinations as to commercial potential; and
o        the status of competitive products.

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

Results of Operations

Three Months Ended September 30, 2001 and 2000

      -----------------------------------------------------------------
      Summary of Operations - Three Months Ended September 30,
      ------------------------------------------------------------------
                                      2001             2000     % change
      ------------------------------------------------------------------
       Revenues                      $45,430         $104,494       -57%
       Operating Expenses:          $888,245         $627,610        42%
       Other Expense (Income)        ($8,017)        ($21,569)      -63%
                                   -----------------------------------------
       Loss:                       ($834,798)       ($501,547)        66%
       ------------------------------------------------------------------


     Total revenues decreased $59,064 from the third quarter of 2000 to the third quarter of 2001 mainly as a result of the expiration of funding under three National Institutes of Health ("NIH") Phase I research contracts:
     o "Islets from Islet Progenitor/Stem Cells for Implantation";
     o "Oxalobacter Formigenes Diagnostic Kit Development"; and
     o  Coating of Urinary Protheses to Prevent Encrustation";

     We expect revenue to increase slightly for the rest of 2001 because of the commencement of funding in October, 2001 under:
     o A two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid' for a total of approximately $500,000;
     o A two-year NIH Phase II Small Business Innovative Research ("SBIR") grant entitled "Digestion of Food Oxalate" for a total of approximately $783,000.

     -----------------------------------------------------------------
     G&A Expenses - 3rd Qtr 2001 vs. 3rd Qtr 2000
     -----------------------------------------------------------------
                       QTD 2001       QTD 2000   Percent Change
     -----------------------------------------------------------------
    Personnel-related            141,794     132,518        7.00%
    Professional fees             40,474      25,122       61.11%
    Capital raising               22,508         125    17978.68%
    Directors fees                14,132       7,640       84.97%
    Other G&A                     48,687      51,024       -4.58%
                                -------------------------------------
    Total G&A                    267,594     216,428       23.64%
    -----------------------------------------------------------------

     Operating, general, and administrative expenses increased almost 24% from $216,428 in the third quarter of 2000 to $267,593 in the third quarter of 2001. These increased expenses reflect an increase in the scale of operations, including:

    o     increased personnel and related expenses;
    o     increased professional fees, including accounting and legal expenses;
    o     slightly increased director's fees;
    o     increased capital-raising activities; and

    o     support of increased research activities;

offset somewhat by a reduction in other miscellaneous operating expenses.

     We expect our operating, general and administrative expenses to continue to increase for the rest of 2001 as a result of increased research activities resulting in a need for increased personnel and other administrative support.

         Research and development expenditures consist primarily of:

     o   payroll-related expenses of research and development personnel;
     o   laboratory and animal supplies;
     o   laboratory rent and associated utilities;
     o   depreciation on laboratory equipment;
     o   development activities;
     o   payments made for sponsored research;
     o   clinical and pre-clinical expenses;
     o   scientific advisors fees;
     o   regulatory consultants fees; and
     o   amortization of capitalized patent costs.

     -----------------------------------------------------------------
    Comparison of R&D Expenses - 3nrd Quarter 2001 vs. 3rd Quarter 2000
     -----------------------------------------------------------------
                       QTD 2001       QTD 2000        Percent Change
     -----------------------------------------------------------------
    Personnel-related            180,185     141,565       27.28%
    Lab & Animal                 149,161      46,065      223.80%
    Consultants & Subcontracts   101,983     113,497      -10.14%
    Clinical/Pre-clinical         28,166           0          -
    Rent & Utilities              44,090      32,057       37.54%
    Regulatory & quality          37,087           0          -
    Scientific Advisors           31,200      40,350      -22.68%
    Other R&D                     48,780      37,648       29.57%
                               ---------------------------------------
      Total R&D                  620,652     411,182       50.94%
     -----------------------------------------------------------------

     Research and development expenses increased 51% from $411,182 for the third quarter of 2000 to $620,652 for the third quarter of 2001. These increased expenses reflect an increase in the scale of operations, including:

     o   increased laboratory personnel and related payroll expenses;
     o   increased laboratory-related supplies and expenses;
     o   increased clinical and pre-clinical activities;
     o   increased fees to regulatory consultants; and
     o an increase in other miscellaneous expenses related to research and development;

offset somewhat by a decrease in fees to outside consultants, subcontractors and scientific advisors.

Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of preparations for an Innovative New Drug Application (IND) meeting with the Food and Drug Administration ("FDA") scheduled for November 2001.

     -----------------------------------------------------------------
     Interest Income & Expense - 3rd Qtr 2001 vs. 3rd Qtr 2000
     -----------------------------------------------------------------
                          QTD 2001       QTD 2000        Percent Change
     -----------------------------------------------------------------
     Interest Income        27,741       40,396          -31.33%
     Interest Expense       19,724       18,827            4.77%
     -----------------------------------------------------------------

     Interest expense increased only slightly from $18,827 in the third quarter of 2000 to $19,723 in the third quarter of 2001. Interest expense should decline further in the last quarter of 2001 as a result of the maturity of our convertible unsecured notes in September 2001.

     Interest income decreased 31% from $40,396 in the third quarter of 2000 to $27,740 in the third quarter of 2001, due to a greatly decreased interest rate for the investment of cash flow in excess of operating needs. Interest income should continue to decrease slightly in 2001 primarily due to expected further reductions in interest rates before the end of the year.

Nine Months Ended September 30, 2001 and 2000

  ----------------------------------------------------------------------------
  Summary of Operations - Nine Months Ended September 30,
  -----------------------------------------------------------------------------
                                          2001            2000         % change
  -----------------------------------------------------------------------------
  Revenues                              $237,115         $234,082            1%
  Operating Expenses:                 $2,463,232       $1,248,046           97%
  Other Expense (Income)                ($10,702)         $62,277         -117%
                              -------------------------------------------------
  Net Loss:                            2,215,415)     ($1,076,241)         106%
  -----------------------------------------------------------------------------

     Total revenues increased slightly from $234,082 for the first nine months of 2000 to $237,115 for the first nine months of 2001 mainly as a result of the following:

     o    Four active NIH research contracts:
     0    "Islets from Islet Progenitor/Stem Cells for Implantation", and
     o    "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome"
          "Oxalobacter Formigenes Diagnostic Kit Development"
     0    "Coating of Urinary Protheses to Prevent Encrustation"

     We expect revenue to increase slightly during the fourth quarter of 2001 because of the commencement of funding under:
     o A two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid" for a total of approximately $500,000;
     o A two-year NIH Phase II Small Business Innovative Research ("SBIR") grant entitled "Digestion of Food Oxalate" for a total of approximately $783,000.

------------------------------------------------------------------------------
            G&A Expenses - nine months 2001 vs. 1st nine months 2000
------------------------------------------------------------------------------
                                     2001             2000       Percent Change
------------------------------------------------------------------------------
Personnel-related                     395,092         246,800        60.09%
Professional fees                      80,000          51,461        55.46%
Office & supplies                      38,968          27,495        41.73%
Rent & utilities                       21,213          13,937        52.21%
Capital-raising                        48,424             935      5076.71%
Other G&A                             107,402         116,526        -7.83%
                                   --------------------------------------------
 Total G&A                            691,099         457,154        51.17%
------------------------------------------------------------------------------

     Operating, general, and administrative expenses increased 51% from $457,154 for the nine months ended September 30, 2000 to $691,099 for the nine months ended September 30, 2001. These increased expenses reflect an increase in the scale of operations, including:

     o   increased personnel and related payroll expenses;
     o   increased professional fees, including legal and accounting;
     o   increased supplies;
     o increased rent and utilities usage as a result of additional office space;

     o   increased capital-raising activities;
     o   support of increased research activities;

offset somewhat by a decrease in other miscellaneous administrative expenses.

     We expect our operating, general and administrative expenses to continue to increase throughout the rest of 2001 as a result of increased research activities resulting in a need for increased administrative activities.

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

------------------------------------------------------------------------------
R&D Expenses - Nine Months ended 9/30/01 9/30/00
------------------------------------------------------------------------------
                                   YTD 2001         YTD 2000    Percent Change
------------------------------------------------------------------------------
Personnel-related                   491,4 21         258,488        90.11%
Lab & animal                        444,021         100,484       341.88%
Consultants & subcontracts          385,047         230,669        66.93%
Clinical/pre-clincical               99,684               0       #DIV/0!
Rent & utilities                    113,290          71,958        57.44%
Regulatory & quality                 37,087               0       #DIV/0!
Deprec & amort                       73,090          43,947        66.31%
Scientific advisors                  71,567          52,350        36.71%
Other R&D                            56,927          32,996        72.53%
                                  ---------------------------------------------
  Total R&D                       1,772,133         790,892       124.07%
------------------------------------------------------------------------------

     Research and development expenses increased 124% from $790,892 for the nine months ended September 30, 2000 to $1,772,133 for the nine months ended September 30, 2001. These increased expenses reflect an increase in the scale of operations, including

     o  increased laboratory personnel and related payroll expenses;
     o  increased laboratory-related supplies and animal expenses;
     o  increased regulatory consultant's fees due to scale-up of operations;
     o  increased pre-clinical and clinical activities;
     o increased laboratory rent and associated utilities due to increased space;

     o  increased amortization of patents;
     o  increased depreciation on laboratory equipment;
     o  increased scientific advisors fees; and
     o  an increase in other miscellaneous research and development activities.

     Our research and development expenses will continue to increase throughout the fourth quarter of 2001 due to an increase in the scale of operations as we prepare for our pre-IND meeting with the FDA.

------------------------------------------------------------------------------
Interest Income & Expense - Nine months ended 9/30/01 vs. 9/30/00
------------------------------------------------------------------------------
                                YTD 2001         YTD 2000     Percent Change
Interest Income                   70,258          44,027        59.58%
Interest Expense                  59,556         106,304       -43.98%
------------------------------------------------------------------------------

     Interest expense decreased 44% from $106,304 for the nine months ended September 30, 2000 to $59,556 for the nine months ended September 30, 2001 due primarily to the re-payment of the officer's bridge loans and the conversion of deferred administrative fees and salaries in mid-2001. Interest expense should decline further in 2001 as a result of the maturity of unsecured subordinated notes in September 2001.

     Interest income increased almost 60% from $44,027 for the nine months ended September 30, 2000 to $70,258 for the nine months ended September 30, 2001. Interest income should continue to decrease slightly in 2001 primarily due to expected further reductions in interest rates before the end of the year.

Liquidity and Capital Resources

     Operations during the first nine months of 2001 have been funded primarily from the funds provided from the equity investments by Q-Med, AB ("Q-Med"), our majority shareholder, and funds from NIH grants. We do not have any material bank financing arrangements.

     On July 11, 2001, we received the remaining $3,353,303 which was called for in our agreement with Q-Med, for the prior issuance of stock. This agreement also gave Q-Med the right of first refusal to offer to redeem, at the maturity date on August 31, 2001, from all holders electing not to convert, up to $787,270 in face amount of our convertible unsecured notes.

     In September 1996, the Company completed the private placement of $787,270 in convertible unsecured notes due August 2001. The due date for conversion was extended through September 28, 2001 at which time, $610,370 had been converted into 277,175 shares of common stock. Q-Med and other interested parties have committed to purchasing $26,800 of these notes, leaving $150,100 to be paid by the Company.

     A summarization of the grant funds received from NIH under which we received payments during the first nine months of 2001, and pending NIH grants follows:

    o In September 1999 we received an award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We subcontracted $25,000 under this grant, and have utilized the entire remaining balance of approximately $43,000 in 2001.

    o In September 2000 we were awarded another NIH SBIR award for research entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We subcontracted about $45,000 to the University of Florida and drew on the rest of the funds available through the expiration of the grant in the first quarter of 2001.

     o Also in September, 2000, we awarded another NIH SBIR grant for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation". We drew on the remaining funds available through September of 2001.

     o Also in September, 2000, we were awarded another NIH SBIR grant, for $99,958 and entitled "Oxalobactor Formigenes Diagnostic Kit Development". We drew on the remaining funds available through September of 2001.

     o In September, 2001 NIH awarded us a Phase II STTR grant, for $500,000 and entitled "Enteric Elimination and Degradation of Oxalic Acid".
        We will begin drawing on these funds in November, 2001.

     o Also, in September, 2001 NIH awarded us a two-year Phase II SBIR grant entitled Digestion of Food Oxalate" for a total of approximately
        $783,000.  We will begin drawing on these funds in November, 2001.

     o   We also have other grant applications pending.

     At September 30, 2001 we have $3,158,456 in cash and cash equivalents, compared with $2,571,808 at September 30, 2000. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     We expect annual lease expenses to be approximately $167,000 for 2001. We will continue to have a need to purchase additional laboratory equipment and estimate that we will need to purchase at least $100,000 of capital laboratory equipment during the remainder of 2001.

     We had negative cash flows from operations in the first nine months of 2001 of $1,846,349 as compared to $909,734 in the first nine months of 2000. Cash increased, in total for the first nine months of 2001 by $1,358,178 due primarily to collection of amounts owed on prior stock issuances, while we had an increase in cash of $2,549,447 during the nine months ended September 2000. We have spent and expect to continue to spend substantial funds to complete our planned product development efforts, commence clinical trials, and diversify our technology. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including

     o   the successful commercialization of oxalate products;
     o the successful commercialization of our islet replacement therapy products;

     o   progress in our product development efforts;
     o   the magnitude and scope of development efforts;
     o   progress with preclinical studies and clinical trials;
     o   the cost of contract manufacturing and research organizations;
     o cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights;
     o   competing technological and market developments;
     o   the state of the United States economy; and
     o the development of strategic alliances for the development and marketing of our products.

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

     We expect that our existing funds and research grants will be sufficient to fund our operations through 2002. We have the ability to scale-back operations, as necessary, in order to extend the use of operating cash. There can be no assurance that any additional financing required in the future will be available on acceptable terms, if at all.


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

     Set forth below is information as to securities sold by Ixion during the quarter ended September 30, 2001 which were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities resulting from the following sales are deemed to be restricted securities for the purposes of the Act. All certificates representing such issued and outstanding restricted securities of the Company have been properly legended and the Company has issued "stop transfer" instructions to it's transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Securities Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Securities Act.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits marked by asterisk(s) are included with this Report; other exhibits have been incorporated by reference to other documents filed by us with the SEC.

(a)     Exhibits

Exhibit           Description                                             Page

(2)         Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                      None

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

                                     Ixion Biotechnology, Inc.


Dated: November 5 2001              By: /s/ Weaver H. Gaines
                                        ---------------------
                                        Weaver H. Gaines
                                        Chairman and Chief  Executive Officer
                                        Chief Financial Officer

Dated: November 5, 2001             By: /s/ Kimberly A. Ramsey
                                        ----------------------
                                         Kimberly A. Ramsey
                                         Vice President and Controller
                                        (Principal Accounting Officer)

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



   *Filed herewith