Form 10KSB/A
period 2001-09-30
IXION BIOTECHNOLOGY INC
filed 2001-11-28
CIK 943403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB/A

                                  Amendment No.1



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

         Condensed Balance Sheet - September 30, 2001........................F-1

         Condensed Statements of Operations - Three Months and Nine
         Months Ended September 30, 2001 and 2000............................F-2

         Condensed Statements of Cash Flows - Nine Months Ended
         September 30, 2001..................................................F-4

         Notes to Condensed Financial Statements.............................F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations or Plan of Operation..........................1

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................9

Signatures....................................................................9

Exhibit Index................................................................10

Part I.  Financial Information
Item 1.  Financial Statements

                            Condensed Balance Sheet
                               September 30, 2001
                                   Unaudited

                                     Assets
Current  Assets:
   Cash and cash equivalents                              $           3,518,456
   Accounts receivable                                                   36,014
   Prepaid expenses                                                      41,226
   Other current assets                                                     500
                                                               ----------------
            Total current assets                                      3,596,196
                                                               ----------------
Property and Equipment, net                                             359,575
                                                               ----------------
Other Assets:
    Patents and patents pending, net                                    426,230
                                                               ----------------
                Total other assets                                      426,230
                                                               ----------------
             Total Assets                                   $         4,382,001
                                                               ================

                      Liabilities and Stockholder' Equity

Current Liabilities:
    Accounts payable                                          $          57,584
    Current portion of notes payable                                    176,679
    Accrued expenses                                                    272,244
                                                               ----------------
         Total current liabilities                                      506,507
                                                               ----------------
Long-Term Liabilities:
    Liability under research agreement                                   42,317
    Deferred rent, including accrued interest                            28,018
                                                               ----------------
                   Total long-term liabilities                           70,335
                                                               ----------------
                     Total liabilities                                  576,842
                                                               ----------------
Commitments (Note 4)

Stockholders' Equity:
   Common stock, $.01 par value; authorized 20,000,000, issued and
     outstanding 7,169,196 shares at September 30                        71,692
    Additional paid-in capital                                       11,745,657
    Accumulated deficit                                              (7,682,150)
    Less unearned compensation                                         (330,040)
                                                               ----------------
           Total stockholders' equity                                 3,805,159
                                                               ----------------
Total Liabilities and Stockholders' Equity                 $          4,382,001
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
                                          ==============          =============


            See accompanying notes to condensed financial statements

                       Condensed Statements of Cash Flows

                                                                  Nine Months

                                                               Ended September 30,
                                                            2001                    2000
                                                        -------------          -------------
                                                                    Unaudited

Cash Flows from Operating Activities:
  Net loss                                              $  (2,215,415)          $  (1,076,241)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                              71,305                 29,853
     Amortization                                               8,923                 14,726
     Amortization of debt discount                             38,107                 42,876
     Stock, options issued for consulting services              3,780                  4,340
     Stock compensation                                       150,476                109,839
     Decrease (increase) in prepaid expenses and
       other current assets                                     7,347                (73,902)
     Decrease (increase) in accounts receivable               (34,734)                27,465
     Increase (decrease) in deferred revenue                   (1,281)                34,885
     Increase in accounts payable and
        accrued expenses                                      125,039                  9,751
     Increase in deferred fees and salaries                         -                    726
     Increase in deferred rent                                  2,111                  1,264
     Decrease in interest payable                              (2,007)               (35,314)
                                                          ------------           ------------
         Net cash used in operating activities             (1,846,349)              (909,734)
                                                          ------------           ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment                        (122,717)              (149,336)
   Transfer to restricted cash                                      -                (48,000)
   Payments for patents and patents pending                   (19,044)               (36,705)
                                                          ------------           ------------
        Net cash used in investing activities                (141,761)              (234,041)
                                                          ------------           ------------
Cash Flows from Financing Activities:
   Proceeds from (repayments of) loans from officers              -                 (312,399)
    Proceeds from issuanceof note payable                         -                   48,000
    Proceeds from issuance of common stock                        -                3,966,337
    Payments of loan costs                                        -                   (6,716)
    Principal reductions in notes payable                     (7,015)                 (1,180)
    Payment of deferred offering costs                            -                     (820)
    Proceeds from collection of note receivable
       from shareholder                                    3,353,303                     -
                                                          ------------           ------------
             Net cash provided by
               financing activities                        3,346,288               3,693,222
                                                          ------------           ------------
Net Increase In Cash and Cash Equivalents                  1,358,178               2,549,447

Cash and Cash Equivalents at Beginning of Period           2,160,278                  22,361
                                                          ------------           ------------
Cash and Equivalents at End of Period                   $  3,518,456            $  2,571,808
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

5.   Notes Payable:

     The Company's $787,270 in convertible unsecured notes scheduled to mature on August 31, 2001 were extended through September 28, 2001, at which time $611,370 in unpaid principal had been converted into 277,175 shares of common stock based on their original conversion terms. Of the remaining balance of $175,900 not converted into common stock at September 30, 2001, the Company expects to repay $149,100 in October 2001 with the remaining $26,800 to be assumed by the Company's majority shareholder and other qualified purchasers with the intention of exercising the conversion option.

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

     ------------------------------------------------------------------
           G&A Expenses - 3rd Qtr 2001 vs. 3rd Qtr 2000
     ------------------------------------------------------------------
                               QTD 2001       QTD 2000   Percent Change
     ------------------------------------------------------------------
    Personnel-related            141,794     132,518        7.00%
    Professional fees             40,474      25,122       61.11%
    Capital raising               22,508         125    17978.68%
    Directors fees                14,132       7,640       84.97%
    Other G&A                     48,687      51,024       -4.58%
                                -------------------------------------
    Total G&A                    267,594     216,428       23.64%
    ------------------------------------------------------------------

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

     -----------------------------------------------------------------
             R&D Expenses - 3rd Quarter 2001 vs. 3rd Quarter 2000
     -----------------------------------------------------------------
                                QTD 2001    QTD 2000    Percent Change
     -----------------------------------------------------------------
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

Our research and development expenses will continue to increase in 2001 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and as a result of preparations for a pre-Investigative New Drug Application (IND) meeting with the Food and Drug Administration ("FDA") scheduled for November 2001.

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
  -----------------------------------------------------------------------------

     Total revenues increased slightly from $234,082 for the first nine months of 2000 to $237,115 for the first nine months of 2001 mainly as a result of the following:

     o    Four active NIH research contracts:
     o    "Islets from Islet Progenitor/Stem Cells for Implantation", and
     o    "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome"
          "Oxalobacter Formigenes Diagnostic Kit Development"
     o    "Coating of Urinary Protheses to Prevent Encrustation"

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

------------------------------------------------------------------------------
               R&D Expenses - Nine Months ended 9/30/01 9/30/00
------------------------------------------------------------------------------
                                   YTD 2001         YTD 2000    Percent Change
------------------------------------------------------------------------------
Personnel-related                   491,4 21         258,488        90.11%
Lab & animal                        444,021         100,484       341.88%
Consultants & subcontracts          385,047         230,669        66.93%
Clinical/pre-clincical               99,684               0          ----
Rent & utilities                    113,290          71,958        57.44%
Regulatory & quality                 37,087               0          ----
Deprec & amort                       73,090          43,947        66.31%
Scientific advisors                  71,567          52,350        36.71%
Other R&D                            56,926          32,996        72.53%
                                  ---------------------------------------------
  Total R&D                       1,772,133         790,892       124.07%
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

     In September 1996, the Company completed the private placement of $787,270 in convertible unsecured notes due August 2001. The due date for conversion was extended through September 28, 2001 at which time, $610,370 had been converted into 277,175 shares of common stock. Q-Med and other interested parties have committed to purchasing and converting $26,800 of these notes, leaving $150,100 to be paid by the Company.

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

     o Also, in September, 2001 NIH awarded us a two-year Phase II SBIR grant entitled "Digestion of Food Oxalate" for a total of approximately
        $783,000.  We will begin drawing on these funds in November, 2001.

     o   We also have other grant applications pending.

     At September 30, 2001 we have $3,518,456 in cash and cash equivalents, compared with $2,571,808 at September 30, 2000. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

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

(a)     Exhibits

Exhibit           Description                                             Page

(2)         Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                      None

(4)         Instruments defining the Rights of Security Holders            None

(10)        Material Contracts                                             None

 10.1       Search Agreement with Cassie Group dated August 13, 2001          *

(11)        Statement re: Computation of Per Share Earnings               Note 2
                                                                    to Financial
                                                                      Statements

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

                                     Ixion Biotechnology, Inc.


Dated: November 20, 2001             By: /s/ Weaver H. Gaines
                                        ---------------------
                                        Weaver H. Gaines
                                        Chairman and Chief  Executive Officer
                                        Chief Financial Officer

Dated: November 20, 2001             By: /s/ Kimberly A. Ramsey
                                        ----------------------
                                         Kimberly A. Ramsey
                                         Vice President and Controller
                                        (Principal Accounting Officer)

         Exhibit Index

Exhibit           Description                                             Page

(2)          Plan of Acquisition, Reorganization, Arrangement,
             Liquidation or Succession                                     None

(3)          Articles of Incorporation                                     None

(4)          Instruments defining the Rights of Security Holders           None

(10)         Material Contracts                                            None

 10.1        Search Agreement with Cassie Group dated August 13, 2001         *

(11)         Statement re: Computation of Per Share Earnings              Note 2
                                                                    to Financial
                                                                      Statements

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