Form 10KSB
period 2001-12-31
IXION BIOTECHNOLOGY INC
filed 2002-04-04
CIK 943403

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                      (Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

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

                          13709 PROGRESS BLVD., BOX 13
                                ALACHUA, FL 32615
             ------------------------------------------------- -----
               (Address of Principal Executive Offices) (Zip Code)

                                  386-418-1428

                (Issuer's Telephone Number, Including Area Code)

                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                      None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
--

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__
          -

         The issuer's revenue for the most recent fiscal year, ending December 31, 2001, was $231,740.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 12, 2002, was approximately $ 5,637,240 based on the most recent sales of newly-issued common equity. There is no public market for the issuer's common stock.

         The number of shares of the issuers common stock, par value $.01 per share, outstanding as of March 12, 2002, was 7,192,477.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        DOCUMENT                                    PART INTO WHICH INCORPORATED
        --------                                 -------------------------------
The Proxy Statement to be used in connection with              Part III
the annual meeting of stockholders to be held
June 14, 2002 (the "Proxy Statement"),
to be filed with the Commission prior to April
30, 2002, pursuant to Rule 14a-101, Schedule 14A of the Exchange Act.

                                     PART I

Item 1.  Description of Business.

                                   The Company

         Ixion Biotechnology, Inc; a Florida-based, clinical-stage biotechnology company, was formed as a Delaware company in 1993 to develop cell-based therapies focused on treatment of metabolic disorders. Our two core business units are:

      Oxalate Control: development of therapies for kidney stones, primary hyperoxaluria, and other recurrent calcium oxalate-related conditions, based on our proprietary use of unique oxalate-degrading bacteria; and

      Stem Cell / Diabetes: development of therapies to treat diabetes, based on selecting, proliferating, and directing the differentiation of adult stem cells into insulin-producing islet preparations for transplantation.

         Our two development programs arose from discoveries by our Chief Scientific Officer; both use living cells to deliver therapeutic proteins; and both are classified as biologics by the FDA. In addition, while the two programs are technologically distinct, they complement and balance each other in several ways, including the size of their respective markets, forecasted time to revenue generation, and opportunities for related-product out-licensing. We hold a portfolio of U.S. and international patents (both issued and pending) and exclusive licenses relating to our activities in the two programs.

         On April 16, 1999, we entered into an agreement with Q-Med AB (publ), a biotechnology company based in Uppsala, Sweden. Pursuant to the agreement we issued a total of 3,900,000 shares to Q- Med AB and Qvestor, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of Q-Med in exchange for cash of $7,800,000 and the right to a royalty-free license to Q-Med's intellectual property in non-animal, stabilized hyaluronic acid. By virtue of its stock ownership and that of its subsidiary, Qvestor LLC, Q-Med may be deemed to be the parent of the Company.

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

                         Business Unit: Oxalate Control

General

         We believe we are the world leader in the area of therapies for oxalate metabolism disorders. Our primary oxalate control technology is based on oxalate-degrading enzymes, particularly those delivered by the non-pathogenic anaerobic intestinal bacteria, Oxalobacter formigenes ("Oxf").

         Oxf degrades oxalate in healthy people. Inadequate colonization by Oxf results in reduced ability to degrade oxalate, which in turn leads to excess urinary oxalate. Although other conditions lead to excess oxalate, our oxalate control technology allows us to develop a variety of products from the same basic set of discoveries.

Products and Market Potential

         Our initial product is IxOC-2. IxOC-2 is a medical probiotic, meaning it is composed of live, active Oxf delivered orally. The Oxf degrades oxalate in the intestinal tract so that it is not absorbed.

         Excess oxalate plays a role in a variety of disorders including:

ss.      Kidney stones;
ss.      Primary hyperoxaluria;
ss.  Enteric   hyperoxaluria   (lipid   malabsorption   disorders)  including  o
Inflammatory bowel disease (Crohn's disease and ulcerative colitis) and o Cystic fibrosis; and ss. Possibly vulvodynia.

         Kidney stones. The majority of kidney stones are made of calcium oxalate. Oxalate is an end product of metabolism in the body, and an important component of a typical diet. Because it degrades oxalate, Oxf plays an important role in oxalate homeostasis, both by regulating intestinal absorption of dietary oxalate and also its secretion into intestinal lumen from the blood. Recent research indicates an increased risk of kidney stones in patient populations with significantly decreased intestinal colonization by Oxf.

         Small kidney stones are often passed through the urinary tract, an exceptionally painful process. If a stone cannot be passed, it is surgically removed or shattered by shock-wave lithotripsy. Unfortunately, kidney stones almost always recur. Although for many patients the time between episodes can be years, for a significant minority, two or more stones a year are common.

         Kidney stones are a major health care problem in the United States. Nearly one in every 1,000 residents in the United States has been hospitalized for stones, and autopsies have revealed that one in every 100 persons have observable stone formation in their kidneys. Nationwide, approximately 12% of the U.S. male population and 6% of the US female population will develop stones in their lifetimes, but stones are particularly common in the region from Virginia to New Mexico, commonly referred to as the "stone belt." There are approximately one million kidney stone incidents annually, the seventh leading cause of patients visits to physicians. Between seven and ten of every 1,000 hospital admissions in the United States are for kidney stones, translating to 248,000 hospital admissions annually.

         In other parts of the world, particularly the Middle East, Asia, and India, kidney stones are an even worse problem, since hot climates seem to favor stone formation.

         Both surgery and lithotripsy are expensive treatments, with the average outpatient lithotripsy costing $4,617 and surgery costing $8,308 (including the hospital stay). Although about 85% of all kidney stone patients pass their stone without intervention, it can be a painful and extended process. Of the 15% who do not, most are treated with lithotripsy, usually on an outpatient basis. Approximately 30% of patients with kidney stones are hospitalized. Based on 1993 data (the most recent available), the total annual cost of kidney stones in the United States was estimated at $2.39 billion.

         Primary Hyperoxaluria. Primary hyperoxaluria is a genetic (autosomal recessive) disease involving a deficiency of peroxisomal alanine glyoxylate aminotransferase activity in the liver. The resulting inability to regulate oxalate synthesis leads to significant accumulations of excess oxalate in the blood and urine.

         Although primary hyperoxaluria is rare (we estimate there are approximately 1,500 patients in major pharmaceutical markets), there is no known cure and no available therapy for the bulk of affected patients, other than serial liver-kidney transplants. The disease has a significant infant mortality and is available for fast-track / orphan drug status with the FDA.

         Enteric Hyperoxaluria. Enteric hyperoxaluria (meaning hyperabsorption of oxalate) is a complication of several fat mal-absorption diseases such as inflammatory bowel disease (including Crohn's disease and ulcerative colitis) and cystic fibrosis. There is no current treatment for the oxalate-related conditions of such maladies.

o Inflammatory Bowel Disease is a general term which covers two primary chronic disorders that cause inflammation or ulceration in the small and large intestine: Crohn's disease and ulcerative colitis. The cause of inflammatory bowel disease is unknown, with many theories, none proven. Many persons with inflammatory bowel disease also have elevated levels of urinary oxalate, suggesting that excess oxalate may be a complicating factor in the disease, or may lead to increased risk of kidney stones.

     Inflammatory bowel disease afflicts approximately one million Americans. 1999 data indicates a new case incidence of 6-12 per 100,000 of population, implying on the order of 45,000 new cases annually.


o                 Cystic  fibrosis  afflicts  some  60,000  patients  worldwide.
                  Although various current treatment regimens are demonstrating success at extending the lifetimes of such sufferers, a side-effect of these therapies is excessive oxalate absorption from food and, thus, a materially-increased risk and incidence of kidney stone formation. There is also evidence, as yet unconfirmed, that there is an association between hyperoxaluria and early death in cystic fibrosis.

         Vulvodynia. Vulvar vestibulitis syndrome ("vulvodynia") is a complex, multifactorial disorder with painful and debilitating symptoms, including intense burning, itching, and inflammation, affecting the tissues surrounding the vagina and urethra. In chronic cases it is very disruptive of a person's life.

         Recognition of this condition as a significant, physiological syndrome appeared in medical journals only a few years ago. There are no population studies of the incidence or prevalence of vulvodynia, although the condition may affect from 150,000 to 200,000 American women. Because the cause is often unknown, treatments have been aimed at symptoms and include xylocaine, acupuncture, hypnotherapy, interferon injections, and, as a last resort in chronic cases, surgery. Recent research suggests that vulvodynia may be associated with excess oxalate, with some investigators reporting significant improvement following control of dietary oxalate.

Clinical Status

         In 2001 we completed an IRB-approved human study of IxOC-2 at the Wake Forest University School of Medicine. Data from this study, which included a total of 17 normal, healthy subjects, demonstrated the safety of IxOC-2 (there were no adverse events) and provided indication of effectiveness. The principal investigator was Ross P. Holmes, Ph.D., Associate Professor of Urology at Wake Forest and member of our Scientific Advisory Board.

         We followed this study with a pre-IND meeting with the FDA in late 2001, at which our regulatory strategy for IxOC-2 was accepted. We will file an IND for a blinded, placebo-controlled Phase I/II trial in 35 hyperoxaluric patients in April 2002. The proposed clinical endpoints will be safety and a statistically significant reduction in urinary oxalate. The effect on urinary calcium-oxalate super-saturation will also be studied. This study should commence in May 2002 and be completed by fall 2002.

         We have also agreed to sponsor a small, IRB-approved study under the direction of Dr. Bernd Hoppe, Associate Professor of Pediatrics at the Klinikum der Universitat zur Koln. The study will investigate the effects of oral administration of IxOC-2 on urinary oxalate levels in primary hyperoxaluria and cystic fibrosis patients. The study will commence after receiving IND approval in the US, and will last for approximately five months..

         Overall, clinical trials for IxOC-2 will entail less expense and complexity than IxSC-1, the stem cell product. This should generate early revenue that will support development of the oxalate market as well as the advancement of our Stem Cell / Diabetes program.

Strategy and Development

     In-house Development. IxOC-2, our medical probiotic oral drug for the treatment of excess oxalate, is initially targeted as a therapy for hyperoxaluria and recurrent kidney stones in the U.S. and primary hyperoxaluria in Europe. For 2002, our plan includes:

     o first revenue being generated in Europe, with primary hyperoxalurics receiving IxOC-2 on a "named patient" basis;
     o first-generation commercial product defined and documented (including name, form, strength, packaging, fermentation process);
o US Phase I/II trial completed and report completed and delivered to the FDA; and o end of phase II meeting scheduled with the FDA.

         We have a subcontract for the manufacture of clinical trial quantities of IxOC-2 to GDS, a contract fermentation company in Elkhart, Indiana. They are the sole supplier of the clinical trial materials. Following process development, we will contract manufacture of the ultimate formulation to GDS or another contract manufacturer.

         Our strategic approach envisions:

o        in-house product/process development
o        long-term outsourcing of manufacturing
o        outsourced sales and marketing

         Out-licensing. We have followed the strategy of funding non-therapeutic applications for our oxalate technology primarily through SBIR or other external research grants. We intend to out-license all non-therapeutic applications of our oxalate technology once development makes an out-license available on attractive terms. We are pursuing several opportunities with potential for significant near-term revenue, including:

o Oxf Monitor. We believe that it is clinically important to screen patients with oxalate-associated diseases for the presence or absence of the Oxf bacterium. The Oxf Monitor, a nucleic acid diagnostic kit, will report data that will be more meaningful than 24-hour urinary oxalate data alone in that it accurately identifies and quantifies the high-risk population of kidney stone formers and stratifies them with respect to cause. There is no current diagnostic for Oxf in the marketplace. In vitro diagnostic products generated approximately $3.5 billion in revenues in 1996, of which approximately $325 million were molecular diagnostics.

                  We would anticipate that the Oxf Monitor would be marketed in connection with primary hyperoxaluria, kidney stones, cystic fibrosis, and vulvodynia to the approximately 7,300 in-office urologists, 100 cystic fibrosis treatment centers (100) and 35,000 gynecologists in the U.S.

o Oxalate-resistant Catheter. We are developing an oxalate-resistant catheter under an SBIR grant. Catheters often foster infection and account for the leading side effect of an invasive hospital procedure. One major cause of catheter infection is encrustation by oxalate crystals on the catheter and subsequent bacterial adhesion. Such catheters are also often occluded by oxalate crystals, requiring replacement.

                  There are approximately one million catheter-associated urinary tract infections that occur each year (involving 10-30% of patients with in-dwelling catheters). Although use of anti-microbial coatings and materials is growing, no anti-oxalate catheter exists. The world market for catheters was $675 million in 1995.

                       Business Unit: Stem Cell / Diabetes

General

         As early as 1995-96 we were able to demonstrate that our in vitro-grown islet preparations could reverse diabetes in mice. Today, using our islet producing stem cell ("IPSC") technology, we can grow functioning IPSC-derived islet preparations in vitro. We obtain IPSCs from donated adult pancreases and, using Ixion-developed or refined methodologies, we then isolate, culture, differentiate, and proliferate them.

         Diabetics can achieve insulin independence after having received transplanted islets from donated pancreases. The delivery methodology has been well-established by the Edmonton Protocol, originally developed in Edmonton
Canada, but now being performed in 10 islet transplant clinics in the United States. Our development program seeks to produce commercial quantities of cultured functional islet preparations so as to overcome the desperate shortage of transplantable islets associated with reliance on donor organs.

Products and Market Potential

     Overview. In the summer of 2000, researchers in Edmonton, Alberta, Canada, reported that they were able to restore normal blood sugar levels for a year or more in diabetic patients by transplanting islets obtained from organ donors. By February 2002, the Edmonton surgeons had treated a total of 30 patients, 80% of whom were insulin independent for at least a year, and all of whom had significantly reduced insulin requirements. Their procedure, the "Edmonton Protocol," established the ability of islet replacement to eliminate insulin dependence and produce normal blood glucose levels. However, the Edmonton approach has the drawback, for patients weighing over 155 pounds, it requires a minimum of two donated pancreases per transplant patient. Because there are at most 5,000 pancreases available annually, only a very small percentage of the eligible population) can be helped.

     Products. Our initial planned product is IxSC-1, cultured functional allogeneic islet preparations derived from adult stem cells. This will replace the current Edmonton Protocol, using freshly transplanted islets and instead using our in-vitro grown IPSCs hence solving today's severe shortage of donor pancreases for transplantation.

         We have been successful in propagating human islet cells from children and adult donors, but have not transplanted such islets to date.

         Our second generation product efforts are focused on two fronts:

o                 Developing an autologous  version of IPSC-derived islet preps.
                  Here we would obtain the necessary stem cells directly from the patient to be transplanted, rather than from donated organs, and use these cells to provide transplant surgeons with functioning, insulin-producing islet preparations. We are working on various potential sources of autologous stem cells including trans-differentiating adult stem cells from an easy-to-access tissue (such as bone marrow stem cells, liver stem cells, etc or pancreatic stem cells obtained from ultrasound-guided endoscopic biopsies; and

o Developing a means by which IPSC-derived islet preps used in an allogeneic setting can be protectively encapsulated so as to reduce or eliminate the need for immuno-suppressive drugs. Our approach is aimed at developing a formulation of non-animal stabilized hyaluronic acid ("NASHA"), in gel form, made available to us under a license from Q-Med AB, our development partner and investor.

         Our research indicates that NASHA may also be an effective "scaffold" for directed differentiation or trans-differentiation of IPSC and other adult stem cells.

         Diabetes. Diabetes is the world's most common metabolic disease. It is inadequately treated with currently available drugs. In 1995, there were over 16 million diabetics in the United States. There were 21 million diabetics in Europe and as many as 150 million worldwide. Type 1 diabetes patients represent from 5% to 10% of the total number of diabetics in the U.S., or approximately 800,000 patients. An additional 1.5 million type 2 diabetics also take insulin.There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are type 1 diabetics. Approximately 25 percent of the new type 2 patients (or approximately 110,000) will also take insulin. In 1995, diabetes accounted for over 10% of total U.S. health care expenditures, or approximately $100 billion. In 1992, the American Diabetes Association estimated that another $47 billion was spent in indirect costs, such as lost wages. Other sources have estimated that indirect costs may actually exceed the direct costs. Complications of the disease include amputations of toes and feet, blindness, ulcers, nerve damage and cardiovascular, periodontal, and kidney disease. Approximately 30% to 40% of people with type 1 diabetes will develop diabetic nephropathy leading to kidney dialysis and renal transplants. Overall, diabetes is the seventh leading cause of death in the U.S.

         Current non-surgical therapies, including insulin shots or oral hypoglycemic medication, modulate blood glucose, but cannot consistently maintain the diabetic's blood glucose at normal levels. The Diabetes Control and Complications Trial ("DCCT"), a nine-year NIH study, demonstrated that maintaining blood glucose at normal levels reduces by approximately 60% the risk of development and progression of diabetes complications. However, there is no drug therapy that supplies insulin in response to changes in blood glucose with the speed and precision of functioning islets.

         Market Potential.  The end-user  patients for our therapeutic  diabetic
products   will   ultimately   be  every  type  1  diabetic  and  about  25%  of
insulin-dependent type 2 diabetics.

         To  appreciate  the  number  of  potential   customers,   consider  the
following:

     o Diabetes prevalence increases with age and reaches 19% of the population at age 75 (NHANES III survey, 1994).
     o About two-thirds of the U.S. diabetic population has been diagnosed. (Presumably the one-third who are undiagnosed are primarily non-insulin dependent type 2 diabetics.)
     o The U.S. Census Bureau estimated there were 15.7 million diabetics in 1997 (excluding undiagnosed diabetics).
     o    Estimates of the total U.S.  type 1  population  range from 800,000 to
          1.5 million, and the additional type 2 population who require some insulin range from 1.5 million to 3.9 million.
     o About 10% of the type 2 diabetics may have been misdiagnosed and are actually type 1 diabetics.
     o There are approximately 500,000 to 600,000 new patients annually in the U.S., of which 35,000 to 50,000 are type 1 diabetics. Up to 25% of the new type 2 patients (or approximately 110,000) will also take insulin.
     o There are 21 million diabetics in Europe and as many as 100 million worldwide. Assuming that the same proportions are type 1 or insulin-dependent type 2 diabetics, there are about 1 million to 1.5 million type 1 diabetics in Europe and an equivalent number of insulin-dependent type 2 diabetics.

         IxSC-1, our planned first generation product will require the patient to take immuno-suppressive drugs to prevent the IPSC-derived islets from being rejected. For many people, the downside of immune suppression may be as bad as the complications from diabetes. However, if one suffers from a severe case of diabetes, a transplant, even with immune suppression, makes medical sense. We estimate that 40,000 type 1 diabetics and 300,000 type 2 diabetics have sufficiently severe complications from their diabetes to justify IxSC-1 transplantation even when accompanied by an immuno-suppressive drug regime.

Clinical Status

         In a mouse study in 1995-96 we demonstrated proof of principle that our in vitro-grown, stem cell-derived islet preparations could reverse diabetes. Preclinical work is now well underway in this program. We have initiated a large-animal pilot feasibility study in collaboration with Horatio Rilo, M.D., Director, Cellular Transplant Program, Department of Surgery, University of Cincinnati Medical School. This study has as its goal the establishment of a porcine model based on the Edmonton Protocol, and we expect to complete it by summer.

Thereafter, we will seek a meeting with the FDA to discuss our planned pre-clinical toxicology and safety program. We plan to file an IND and enter Phase I/II human studies in 2003.

         To complement the above efforts, we have an ongoing discovery program to identify and characterize pancreatic islet stem and progenitor cells as well as novel growth factors associated with them. The goal of such activities is to discover factors important in islet stem cell isolation, purification, and differentiation and to identify stem cell markers to which we hope to produce antibodies useful in stem cell research.

Strategy and Development

         Our strategy is responsive to diabetics' desire to avoid or reduce the need to take insulin shots daily and to reduce or eliminate the lifestyle restrictions imposed by their disease. It also seeks to over come concerns caused by (i) the nature of a pancreas transplant operation (major and invasive), and (ii) a severe shortage of donor pancreases for transplantation. Finally, our second generation products will seek to minimize the need for immuno-suppressive drugs.

         For 2002, our research plan includes:

o Characterization of cell lines and feasibility studies of animal models.

o Trans-differentiating cells into functional islet preparations using "easy-to-access" stem cells, e.g. hematopoieitic stem cells, ova liver cells etc.

o A type C meeting with the FDA to obtain approval of our planned preclinical studies to receive sufficient data to proceed to phase I human clinical trials

         In the long term (i.e., 3-5 years), we have as our objective becoming the first company to successfully treat diabetics with somatic stem cell therapies that will substantially overcome the effects of diabetes.

         We intend to pursue in-house manufacturing and preparation of our various planned IPSC-derived islet preps. We will, however, seek a strategic partner for assisting us with large scale clinical trials, as well as sales and marketing.

         We would expect that the physicians to whom our diabetes products would be marketed would include:

     o Endocrinologists and diabetologists (estimated at about 6,000 in the U.S.);
     o Internists and family practitioners; and
     o Transplant surgeons (particularly located in islet transplant centers)

         The primary demand of the physician intermediaries will be that the FDA have approved the product. They will also require substantial professional information in the form of pre-clinical and clinical data, reprinted from articles appearing in recognized peer reviewed journals.

         Any strategy for marketing our islet replacement therapy would likely also involve the endorsement of the American Diabetes Association, the Juvenile Diabetes Foundation, and certain specialist societies such as the American Association of Clinical Endocrinologists and the American Society of Transplant Surgeons. This is a process that can be initiated once studies demonstrating efficacy and safety of our diabetes products have been published in peer-reviewed journals.

         Successful U.S. products must take into account the third-party reimbursement payers, including Medicare, Medicaid, Blue Cross/Blue Shield, and other managed care organizations. Third-party payers are motivated primarily, but not exclusively, by economic factors. Since the diabetes products will require substantial up-front payments and may challenge accepted norms, payer resistance can be anticipated in the early stages of product launch. We would expect to pay particular attention in selecting a strategic partner to our prospective marketing partner's success with such constituencies.

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

         All issued UF-licensed oxalate patents expire in June 2014. A web of claims in the various issued patents (including the Allison patent discussed below) covers our oxalate products. The claims in the earliest oxalate patents tend to be relatively narrow, but the later patents contain broader claims including the claim to the DNA encoding for formyl-CoA transferase, a necessary ingredient of some of our oxalate products. Claims in pending applications are broader still.

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

         In June 1997, we entered into a patent license agreement with the Milton J. Allison Revocable Trust, obtaining exclusive, world-wide rights to the inventions of Dr. Milton Allison, a member of our Scientific Advisory Board, relating to the administration of cells of O. formigenes or natural enzymes from
O. formigenes (or other microorganisms) to treat oxalate-related conditions. Under the Allison patent, we paid a license issue fee and are obligated to pay royalties on net sales or net sales of sublicensees. There are no minimum royalties or due diligence milestones. Two patents have issued under this license. An additional US patent application and foreign applications are pending.

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

         As noted above, we have actively sought collaboration with university scientists under the Small Business Innovation Research and Small Business Technology Transfer Research programs as a way of leveraging our scientific resources. In implementing this practice, we seek to adjust the work plans and division of responsibilities in such a fashion that any patentable discovery will be Ixion's sole intellectual property. Where that is not possible, we seek, at a minimum, that any discovery will be "joint" under the rules of inventorship, thus ensuring for us the right to use the discovery without license from the university, although, in the latter case, a license of the university's joint rights may be desirable to ensure exclusive access to the invention.

         In order to produce or use the Oxf Monitor, it may be necessary to license PCR rights from Roche Diagnostics, Inc., which makes non-exclusive licenses generally available. In addition, to produce our recombinant enzymes from Oxf, we must enter into a commercial license with Brookhaven National Laboratory relating to its T7 technology. Brookhaven makes non-exclusive licenses generally available.

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

Government Regulation

         In the United States, the FDA regulates distribution, manufacture, labeling, and promotion of nutritional supplements, drugs, both animal and human, medical devices, and biologics. In addition, manufacturers of these products are subject to other federal, state, and local environmental and safety laws and regulations. Governments in other countries may impose additional requirements.

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

         Biologics. Our current therapeutic products will be regulated as biologics. The Food, Drug, and Cosmetic Act and the Public Health Service Act provide that biologics may not be commercially distributed within the United States unless they have been approved by the FDA. The process required by the FDA before our biologics may be marketed in the United States generally involves five steps:

     o preclinical laboratory and animal testing,
     o submission to the FDA of an investigational new drug application which must be effective prior to the initiation of human clinical studies,
     o adequate and well-controlled clinical trials to establish safety and efficacy for its intended use,
     o submission to the FDA of a biologics license application, and
     o review and approval of the biologics license application by the FDA.

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

o Phase I represents the initial administration of the biologic to a small group of humans, healthy volunteers, to test for safety, dosage tolerance, absorption, distribution, metabolism, excretion, and clinical pharmacology.

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

         The results of the preclinical tests and clinical trials of biologics are submitted to the FDA in the form of a biologic license application. The FDA may request additional information, including additional animal studies or clinical trials that may extend the review process and delay marketing approval. The manufacturer must also pass a pre-market inspection of its compliance with good manufacturing practices. There can be no assurance that the FDA will authorize marketing of the product, or that it will do so in a timely manner. Once granted, a biologic license application may place substantial restrictions on how the product is marketed. After FDA approval of the biologic license application for the initial indications, further clinical trials may be necessary to gain approval for the labeling of the product for additional indications.

         Medical Devices. One of our planned products, an in vitro diagnostic product, the Oxf Monitor, will be regulated as a medical device. The FDA regulates the clinical testing, manufacture, labeling, distribution, and promotion of medical devices. Unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA.

         In the United States, medical devices are classified into one of three classes (class I, II, or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, class I devices are subject to general controls (for example, labeling, pre-market notification, and adherence to good manufacturing practices), and class II devices are subject to general and specific controls (for example, performance standards, patient registries and FDA guidelines). Generally, class III devices are those which must receive a pre-market approval by the FDA to ensure their safety and effectiveness (for example, life sustaining, life-supporting, and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

         There are two review procedures by which medical devices can receive approval or clearance. Some products may qualify for clearance under a Section 510(k) procedure, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device). In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence.

         If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is a Class III device required by the statute and implementing regulations to have an approved application for pre-market approval), the FDA must approve a pre-market approval application before marketing can begin. Pre-market approval applications must demonstrate, among other matters, that the medical device is safe and effective. A pre-market approval application is typically a complex submission, usually including the results of preclinical and clinical studies, and preparing an application is a detailed and time-consuming process. Once a pre-market approval application has been submitted, the FDA's review may be lengthy and may include requests for additional data. The manufacturer must also pass a pre-market inspection of its compliance with the quality systems regulations. We can not be sure that the FDA will authorize marketing of our products under either the 510(k) procedure or PMA procedure.

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

         Ixion's Products. The Oxf Monitor, when manufactured by or for us, will be distributed initially for research use and will not require FDA review prior to distribution for those uses. To market this product for diagnostic use, we intend to request authorization under the 510(k) procedure for the Oxf Monitor. Pre-market approval applications may, however, be required.

         We believe that our therapeutic products will require approval of a biologic license application before they may be commercially distributed.

         Other FDA Obligations. Each manufacturing facility for drugs, medical devices, or biologics, must be registered with the FDA, and the products manufactured at that facility must be listed with the FDA. A manufacturer's quality control and manufacturing procedures must conform on an ongoing basis with good manufacturing practices. Certain adverse effects and product malfunctions must be reported to the FDA. Product labeling and advertising must comply with FDA requirements. In some cases, post-market testing may be required, or other requirements imposed. Complying with these requirements requires substantial time, money, and effort. We intend to rely on our strategic partners for assistance with these matters.

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

     University Conflicts of Interest. Because Dr. Peck, our Chief Scientist, Dr. Khan, Dr. Schatz, Dr. Hatch, and Dr. Schuster are employees of the University of Florida, and other members of our Scientific Advisory Board are employees of other universities, they, and consequently we, are subject to statutes and guidelines relating to conflicts of interest. In order for Ixion to conduct business with the university employers of these members of our Scientific Advisory Board (including licensing University of Florida technology or entering into research support agreements or subcontracts), we must obtain and maintain an exemption for any such persons acting as a consultant or principal investigator from the application of the Florida conflict of interest statutes, and obtain approvals for outside activities for the others.

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

         The Scientific Advisory Board meets periodically as a group. In addition, some members may meet in smaller groups or individually with our scientists. Ixion has confidentiality agreements with each scientific advisor providing that all confidential information shall be our exclusive property. Scientific advisors are not paid in cash, but are reimbursed expenses, and, pursuant to the 1994 stock compensation plan, receive 5,000 restricted shares of Ixion's common stock upon joining, and varying amounts of restricted shares annually (currently 2,250) thereafter.

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

     Marguerite Hatch, Ph.D. Dr. Hatch is currently an associate professor in the Pathology Department of the University of Florida Medical School. Previously she held positions at the Pediatrics/Nephrology Division of the Northwestern University College of Medicine and Director of the Kidney Stone Center at the University of California, Irvine College of Medicine. Prior to that, she was Director of the New York Kidney Stone Center, SUNY Health Science Center. She earned her B.Sc. with Honors from the University College, Dublin, Ireland and her Ph.D. in 1978 from Trinity College, Dublin, Ireland.

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

     Sheldon M. Schuster, Ph.D. Dr. Schuster is Biotechnology Program Director for the University of Florida's biotechnology program. He is a member of the American Association for the Advancement of Science and the American Society of Biological Chemistry and Molecular Biology. He was a co-founder of Restoragen, Inc., and is a co-founder and chairman of the scientific advisory board of AquaGene, Inc. He received his B.S. in biochemistry from the University of California, Davis and his Ph.D. in biochemistry and pharmacology from the University of Arizona.

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


                Special Note Regarding Forward-Looking Statements

         This annual report on Form 10-KSB of Ixion Biotechnology, Inc. for the year ended December 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 194, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, without limitation, statements under Item 1, Industry Description; Business Unit: Oxalate Control; Business Unit: Stem Cell / Diabetes; Licensed Technology; Competition; Government Regulation; Item 2,
Description of Property, Item 5, Market for Common Equity and Related Stockholder Matters, and Item 6, Management's Discussion and Analysis or Plan of operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 2.  Description of Property.

         We lease approximately 11,000 square feet of equipped laboratory space and office space at 13709 Progress Blvd., Alachua, Florida. In March 2002, we agreed to a three year extension of our lease, including the addition of 1,100 additional square feet of laboratory space. The lease now expires in October 2005. The building housing our offices and labs also has common space available for conference rooms and break rooms, which are included in the rent. Annual expenses for 2001, including repayment of funds provided by the lessor for tenant improvements and an emergency generator, were approximately $172,000.

         We are developing a small-scale process development facility in our lab suite to produce preclinical quantities of our Oxf Monitor and small scale quantities of IxOC-2, our oxalate control product. Commercial scale production will be subcontracted to contract manufacturers.

         We have a graduate membership agreement with the Biotechnology Development Institute under which we have access to specialized facilities such as animal rooms, and additional small-scale fermentation capabilities. As a graduate member, we may also use the specialized equipment located in the centralized instrument lab in the Biotechnology Development Institute at no extra cost, and we may use the services of the University's Core Laboratories including the Recombinant Protein Expression Core, the Flow Cytometry Core, the Protein Chemistry Core, and the Electron Microscopy Core at a special graduate membership rate. Our graduate membership also allows us use of the University's T-1 connection to the Internet, which also supports e-mail for many of our employees.

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

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Unregistered Sales of Securities

         Set forth below is information as to securities sold by Ixion within the past three years that were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities are deemed to be restricted securities for the purposes of the Act. All certificates representing our issued and outstanding restricted securities have been properly-legended and we have issued "stop transfer" instructions to our transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Act.

         Restricted shares of common stock have been issued to members of the board of directors, members of the Scientific Advisory Board, and employees and consultants under our Stock Compensation Plan as follows:

         In July of 1999, 22,400 shares (1,000 shares to each of three directors, 5,000 shares to each of two newly-elected directors, 1,000 shares to each of six members of the Scientific Advisory Board, and 3,400 shares to employees and officers for services, in aggregate, valued at $89,600 (a portion of which is unearned compensation) or $4.00 per share;

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

         From September to December of 2000, 20,940 shares to employees and officers and 5,000 shares to a newly-appointed member of the Scientific Advisory Board for services, in aggregate, valued at $103,760 (a portion of which is unearned compensation) or $4.00 per share;

         From April to June of 2001,  250 shares to employees for  services,  in
         aggregate,   valued  at  $1,000  (a  portion   of  which  is   unearned
         compensation) or $4.00 per share;

         In July and December 2001, 1,260 shares to a consultant for services valued at $5,040 (a portion of which is unearned compensation) or $4.00 per share; and

         In August 2001, 38,400 shares (2,500 shares to each of five directors, 6,500 shares to a newly-elected director, 2,250 shares to each of eight members of the Scientific Advisory Board, and 1,400 shares to employees and officers for services, in aggregate, valued at $153,600 (a portion of which is unearned compensation) or $4.00 per share;

We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors which did not involve a public offering, general solicitation, or general advertisement and the exemption provided by Rule 701 promulgated under the Act.

         On April 16, 1999, we entered into an agreement with Q-Med, AB (publ), a biotechnology company with headquarters and operations in Uppsala, Sweden. Pursuant to this agreement, as amended, we issued a total of 3,900,000 shares of restricted common stock from July 1999 through July 2000 for $7,800,000, or $2.00 per share to Q-Med, AB (publ) and Qvestor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Q-Med AB (publ). We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a single sophisticated corporate investor that did not involve a public offering, general solicitation, or general advertisement and in reliance on the exemption provided by the provisions of Regulation S.

In July of 2000, 257,192 shares of common stock were issued to the chairman and chief executive officer, the president and chief financial officer, and an employee, in satisfaction of $1,028,768 in deferred fees and salaries, or $4.00 per share, in connection with the closing of the Q-Med transaction discussed above. We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors that did not involve a public offering, general solicitation, or general advertisement.

At various dates between November 6, 1995, to August 1, 2000, we issued warrants to purchase an aggregate of 20,672 shares of restricted common stock, at an exercise price of $2.00 per share, expiring August 31, 2000, to an accredited investor and to the University of Florida Research Foundation. All such warrants were exercised on August 31, 2000. Pursuant to the exercise of those warrants, we issued 20,672 shares of restricted common stock, 18,672 shares to The University of Florida Research Foundation and 2,000 shares to the individual accredited investor for total consideration of $41,440 or $2.00 per share. We issued the above securities without registration in reliance upon the exemption provided by Section 4(2) of the Act as a transaction to a limited number of sophisticated investors that did not involve a public offering, general solicitation, or general advertisement.

Registered sales of securities:

         In December, 1997, we commenced the public offering of 400,000 units, for an aggregate of $4,000,000. Each unit consisted of one share of common stock and 0.25 charitable benefit warrant. Each whole charitable benefit warrant entitled someone to purchase one share of common stock at a price of $20.00 per share. On December 10, 1998, we extended the offering through December 10, 1999, and thereafter through March 31, 2000.

         In early 1999, we temporarily suspended the offering, converted the securities offered from units to shares, retroactively reduced the offering price from $10.00 per unit to $4.00 per share, and withdrew 250,000 shares and all unsold charitable benefit warrants from registration. We also adjusted the exercise price for outstanding charitable benefit warrants from $20 per share to $8 per share and increased the number of shares purchasable upon exercise of those warrants from 8,605 shares to 21,513 shares. As a result, a total of 51,630 additional shares were issued to purchasers in the public offering for no additional consideration.

         During the offering, we sold a total of 129,000 shares and 21,513 charitable benefit warrants. We received proceeds of $516,000 in connection with the public offering. Total offering costs of $124,680 were offset against the proceeds of the offering We sold the securities directly, except when sales were to Florida residents, in which case sales were made through Unified Management Corporation, a Florida registered broker dealer. No payments were made to our directors or officers, or to their associates in connection with the offering.

         The net proceeds from the offering were used entirely to fund our operations during 1998, 1999, and 2000.

         In September 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due 2001. The private placement provided investors with the option of either 10% Convertible Unsecured Notes ("10%
Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrued interest at the stated rate until maturity, or conversion, and paid interest quarterly. The 10% Notes were convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes were non-interest bearing and were convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 to $2.10. The variable conversion prices were based on the length of time the investor held the notes prior to conversion, declining at the rate of $.10 per quarter commencing November, 1996 from the initial conversion price of $4.20. Offers to issue stock upon conversion of the notes pursuant to a registration statement on Form S-3 were made to holders of the notes commencing on August 29, 2001, and terminating on October 3, 2001. As of December 31, 2001, $650,262 of the outstanding notes had been converted into 288,936 shares of common stock, $8,400 of the Variable notes remained outstanding pending completion of documentation relating to conversion, and $128,608 were repaid by the company.

Other:

         There is no public trading market for our securities.

         As of March 12, 2002, there were approximately 200 shareholders of record of our common stock.

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

Overview

Economic and Industry Outlook

         Even in light of the events of September 11, 2001 U.S. economic activity increased in 2001, as reflected by an increase in the annual level of GDP of about 1.2%. The National Bureau of Economic Research (NBER) declared a recession had begun in March 2001. Yet, according to the Bureau of Economic Analysis, an "upturn in real GDP growth" occurred during the fourth quarter of 2001 and many economists believe there are signs that the "end of the recession" is beginning or even that no recession as generally defined actually occurred. But, economists also feel that the recovery process will be slow throughout the year 2002. Projections also abound for a strong dollar in the coming year, with the dollar appreciating more than most other currencies early in 2002.

     A survey by The International Monetary Fund in December 2001 indicated that the effects of the terrorist attacks of September 11, 2001 were probably magnified by a global economic downturn. Indications are that "global macroeconomic" situations will show a negative effect in the short term. Long-term effects of the attacks are difficult to determine at this stage as reflected by the numerous conflicting economic projections.

     The biotechnology industry is part of the broader health care industry in the United States, which accounts for approximately 14% of the country's gross domestic product, or approximately $1 trillion. The biotechnology industry is financed largely by follow-on offerings and the public sector. Even in light of the above-mentioned economic factors, the industry managed to raise over $14 million in 2001. According to Ernst and Young LLP's Annual Biotechnology Industry Reports, total revenues for the industry have been steadily increasing since 1995, ending 2001 with $25 billion. The biotechnology industry ended 2001 with a total of almost 1,400 companies, 174,000 employees and a market capitalization of more than $330 billion. Annual product approvals have been steadily increasing, since 1997, but adequate funding for approval agencies will be necessary to keep pace with the growing number of products in the pipeline. The National Institutes of Health ("NIH") has estimated a budget of over $1.5 billion in 2002 for cystic fibrosis, kidney disease, diabetes and stem cell research, an increase of 14% over 2001.

         Continued uncertainty in the public markets will most likely have a negative impact on total biotechnology investment from all sources in the coming year.

The Company

         We were incorporated in 1993 to focus on the treatment of metabolic disorders; however, operations did not commence until 1995. Since July 2000 our emphasis has been mainly on product development. We have not yet received any material revenues from the sale of products. We do not expect any of our drug or device product candidates to complete the process of regulatory approval in the US prior to 2004; however, our oxalate product, IxOC-2, may be eligible (assuming an appropriate outcome of the Phase I/II trial scheduled for 2002) for sale in Europe on a "named patient" basis by the end of 2002. We also plan to seek significant additional equity investment from institutional investors commencing at the end of the first quarter of 2002.

          We expect to continue to incur substantial research and development costs resulting from

          o    ongoing product development programs;
          o    expansion of current and new research and  development  programs;
               and
          o manufacturing of products for use in clinical trials, preclinical and clinical testing of our products, and ultimately for sale in Europe.

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

         Our operating expenses will depend on several factors, including the pace of research and development. Research and development expenses will depend on the progress and results of our product development efforts, which we cannot predict. We may sometimes be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing and clinical trial activities, and other research activities. As a result of these factors, we believe that period-to-period comparisons in the future may not necessarily be meaningful.

Results of Operations

Years Ended December 31, 2001 and 2000

                                                                                                        Percent

                                                                    2001                2000            Change

                                Revenues:                       $    231,740       $     403,782          -42.61%
                                Operating Expenses:               (3,246,104)         (1,808,028)          79.54%
                                Other Income (Expense)                26,862             (43,101)        -162.32%
                                                               ---------------     ---------------    ------------
                                Net Loss                        $ (2,987,502)       $ (1,447,347)         106.41%

         Total revenues, which are primarily funds awarded under National Institutes of Health ("NIH") research grants, decreased by almost 43% from $403,782 for the year ended December 31, 2000 to $231,740 for the year ended December 31, 2001 mainly as a result of the delay of funding under new NIH grants and completion of the following three research contracts:

          o    "Islets from Islet Progenitor/Stem Cells for Implantation";
          o    "Oxalobacter Formigenes Diagnostic Kit Development"; and
          o    "Coating of Urinary Protheses to Prevent Encrustation";

         We expect revenue to begin to increase in 2002 because of

          o    the commencement of funding in early 2002 under:

          o A two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid" (awarded in 2001) for a total of approximately $500,000;

          o A two-year NIH Phase II Small Business Innovative Research ("SBIR") grant entitled "Digestion of Food Oxalate" (awarded in
               2001) for a total of approximately $783,000; and

          o A six-month NIH Phase I SBIR grant entitled "Differentiating Bone Marrow Stem Cells To Cure Diabetes" for $99,000.

[GRAPHIC OMITTED]

                    Comparison of G&A Expenses 2001 vs 2000

                                                2001                2000
                                             _________           _________
Personnel-Related                             517,143             288,986
Professional                                  117,187              69,263
Rent & Utilities                               30,716              21,654
Advertising                                    11,783              20,297
Consultants                                     1,400              37,309
Office                                         46,579              27,583
Capital raising                                69,827                 935
Other G&A                                     143,298             132,303
                                             ________            ________
                                              937,933             598,330


         Operating, general, and administrative expenses increased 56% from $598,330 for the year ended December 31, 2000 to $937,933 for the year ended December 31, 2001. These increased expenses reflect:

          o    increased personnel and related expenses;
          o    increased professional fees;
          o    increased rental space and associated utilities usage;

          o    increased general office expenses;
          o    increased capital-raising efforts; and
          o    support of increased research activities;

          offset  somewhat  by  a  reduction  in  advertising,   consulting  and
          travel-related expenses.

         Administrative expenses as a percentage of total operating expenses declined from 33% for the year ended December 31, 2000 to 29% for the year ended December 31, 2001.

         As we continue to expand our research and development activities and commence with clinical trials in 2002, we expect our general and administrative expenses will continue to increase reflecting a concurrent demand for increased administrative support.

[GRAPHIC OMITTED]

                    Comparison of R&D Expenses 2001 vs. 2000

                                                 2001             2000
                                               _______          _______
Personnel-related                              708,237          399,804
Consultants & Subs                             425,052          356,771
Supplies and animal costs                      541,704          172,333
Rent & Utilities                               158,232          100,413
Deprec & Amort                                  98,297           63,946
Clinical & pre-clinical                         91,207                0
Regulatory & quality                            96,363                0
Other misc R&D                                 189,079           116,431
                                               _______           _______
                                              2,308,171        1,209,698


          Research and development expenditures consist primarily of:

               o    payroll-related   expenses  of  research   and   development
                    personnel;
               o    laboratory and animal maintenance and supplies;
               o    laboratory rent and associated utilities;
               o    depreciation on laboratory equipment;
               o    development activities;
               o    clinical and pre-clinical expenses;
               o    payments for sponsored research;
               o    scientific advisors fees;
               o    regulatory consultants fees;
               o    interest on research and development equipment; and
               o    amortization of capitalized patent costs.

          Research and development expenses increased 91% from $1,209,698 for the year ended December 31, 2000 to $2,308,171 for the year ended December 31, 2001. These increased expenses reflect the intensified pace in laboratory activities and include:

               o increased laboratory personnel and the related payroll expenses of additional personnel;
               o increased consultants' and subcontractors' fees utilized to facilitate preparations for clinical trials, and to carry out studies off-site;

               o increased laboratory-related supplies and expenses necessary to carry out planned laboratory operations;
               o    increased   laboratory   space  and   associated   utilities
                    necessary to house additional personnel and laboratory equipment;
               o    increased depreciation on new laboratory equipment;
               o    increased amortization on newly-issued patents;
               o    increased clinical and pre-clinical activities;
               o    increased   regulatory   activities  related  to  regulatory
                    qualification  for  planned  clinical  trials;
               o increased activity related to installation of a quality system; and
               o    miscellaneous research and development expenses.

         We expect our research and development expenses to continue to increase in 2002 due to an increase in the scale of operations, the addition of regulatory and quality assurance personnel, the planned commencement of clinical trials, and the receipt of the research grants referred to above.

[GRAPHIC OMITTED]

            Comparison of Interest Income and Expenses 2001 vs. 2000

                                                 2001             2000
                                               ________         ________
Interest Income                                 88,553            83,919
Interest Expense                               (61,691)         (127,096)


         Interest expense decreased 51% from $127,096 for the year ended December 31, 2000 to $61,691 for the year ended December 31, 2001 due primarily to the maturity of $787,720 of our convertible unsecured notes in September 2001, and to the re-payment of the officers' bridge loans and the conversion of deferred administrative fees and salaries in mid 2000. Interest expense should increase in 2002 under financing arrangements for the purchase of office and laboratory equipment.

         Interest income increased 5.5% from $83,919 for the year ended December 31, 2000 to $88,553 for the year ended December 31, 2001 due to the investment of cash in excess of operating needs. Interest income may decrease in 2002 as we utilize cash.

Liquidity and Capital Resources

         For the fiscal year ended December 31, 2001, we had deficit cash flows from operations of $2,506,042 compared to deficit cash flows of $1,125,566 in fiscal 2000. The increased use of cash relates to the increased scale of operations without increased revenues.

         Cash flows from investing activities for the fiscal year ended December 31, 2001 were a net outflow of $1,917,621 compared to outflows of $298,000 in fiscal 2000. Beginning in fiscal 2001, we invested excess cash in vehicles with greater than 90-day maturities and thus began to classify these investments from cash and cash equivalents to short term investments. Investments in this account approximated $1.7m at December 31, 2001 and will be liquidated as we require cash to fund operating needs. We plan to purchase at least $500,000 of capital laboratory equipment and improvements in 2002.

         Annual expenses during 2001 for our current lease, were approximately $161,000, compared to $112,000 for 2000. Additionally, repayment of funds provided by the lessor for tenant improvements and an emergency back-up generator, were approximately $8,500 in 2001. We expect that annual lease expenses will increase to a minimum of $173,000 for 2002 as a result of additions to our rented facilities and an increase in rental rates.

         For the fiscal year ended December 31, 2001, we had $3,224,695 total cash flows from financing activities compared to $3,561,483 in fiscal 2000. Both years reflect cash proceeds received from sales of stock to Q-Med, AB ("Q-Med"), our majority shareholder. In July 2001, we received the remaining $3,353,303 which was called for in our agreement with Q-Med for the prior issuance of stock. The $3,353,303 received from Q-Med is being used to fund continuing operations and our planned expansion.

         At December 31, 2001, we have $961,310 in cash and cash equivalents and $1,747,792 in short-term investments. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

         In November 2001, we entered into a funded research program with a university to carry out studies in connection with our islet stem cell research. The agreement calls for us to provide funding for the project whose term is November 2001 through November 2002. We were required to pay $130,000 upon execution of the agreement, twelve monthly payment of $32,500 beginning December 2001 and additional payments for purchases of certain supplies and equipment. As no amounts had been paid at December 31, 2001, we accrued a liability for $187,000 representing the amounts due. This amount was paid in cash in January 2002.

        A summary of grant funds received from the National Institutes of Health during the year 2001 follows

o In September 1999 we received a two-year award of $200,000 (covering a 23-month period) from the NIH to support our diabetes research entitled "Islets from Islet Progenitor/Stem Cells for Implantation". We subcontracted $25,000 under this grant, and have utilized the entire remaining balance of approximately $43,000 in 2001.

o In September 2000 we were awarded a six month NIH SBIR Phase I grant for $100,000 entitled "M3 Receptor: Diagnostic Marker for Sjogren's Syndrome". We subcontracted about $45,000 to the University of Florida and drew on the rest of the funds available through the expiration of the grant in the first quarter of 2001.

o Also in September, 2000, we awarded a six month NIH SBIR Phase I grant for $99,958 and entitled "Coating of Urinary Protheses to Prevent Encrustation". We drew on the remaining funds available through September of 2001.

o Also in September, 2000, we were awarded a six-month NIH SBIR Phase I grant, for $99,958 and entitled "Oxalobactor formigenes Diagnostic Kit Development". We drew on the remaining funds available through September of 2001.

o In September, 2001 NIH awarded us a two-year Phase II STTR grant, for $500,000 entitled "Enteric Elimination and Degradation of Oxalic Acid". Funds are available under this grant for 2002.

o Also, in September, 2001 NIH awarded us a two-year Phase II SBIR grant entitled "Digestion of Food Oxalate" for a total of approximately $783,000. Funds are available under this grant during 2002.

o In March 2002, the NIH awarded us a six-month Phase I SBIR grant for $100,000 entitled "Differentiating Bone Marrow Stem Cells to Cure Diabetes." Funds are available under this grant during 2002.

o                 We have other grant applications pending.

The $3,353,303 received from Qvestor in July 2001 is being used to fund continuing operations and the planned expansion of the Company. The Company expects to incur additional operating losses for the next several years and will require additional financing to continue its development and commercialization of products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek significant additional equity investment from institutional investors commencing at the end of the first quarter of 2002.

The biotechnology industry managed to increase overall investment in 2001 to 18.5% of total investments. With the investment trend moving away from IT, more investors are looking to biotechnology for investment opportunities, with an 8.2% increase in terms of percentage of investment in biotechnology. In addition, investments in early-stage companies rose to 62.1% in 2001. In light of these positive trends, management plans to seek significant additional equity investment from institutional investors commencing at the end of the first quarter of 2002. If additional financing is not available, management believes that the cash on hand and cash flows from operations including additional SBIR grants, during 2002, should be sufficient to meet its cash requirements in the coming year. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reductions to mitigate the impact. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

         Significant accounting policies are described in Note 1 to the financial statements.

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.

Patents and Patents Pending.

         The Company capitalizes direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life begins upon issuance or they are expensed immediately if the patent application is rejected or deemed impaired, which affects the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements.

Revenue Recognition.

         Grant revenues are recognized over the duration of the study to which the grant relates as reimbursable costs are incurred. Revenue related to future performance is deferred and recognized when earned. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Deferred tax assets.

         The Company has provided a full valuation reserve related to its substantial deferred tax assets generated from net operating loss carry-forwards. In the future, if sufficient evidence of the Company's ability to generate sufficient future taxable income becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company's statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowance quarterly.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 141 applies to goodwill and intangible assets acquired after June 30, 2001. The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company does not expect the adoption of these statements to have material effect on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment and disposal of long-lived assets disposed of in fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, and amends Accounting Research Bulletin ("ARB") No. 51 to eliminate the exception to consolidation for a subsidiary. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material effect on its financial statements.



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

Exhibit
Number                                   Description

2.1               Stock Purchase  Agreement with Qvestor,  LLC, dated July 14, 2000.(12)
3.1               Certificate of Incorporation of Registrant (1)
3.2               Certificate of Amendment to Certificate of Incorporation of Registrant (1)
3.3               Certificate of Amendment to Certificate of Incorporation of Registrant (1)
3.4               Bylaws of Registrant, as amended and restated (5)
3.5               Certificate of Amendment of Certificate of Incorporation, dated June 11, 1999 (8)
3.6               Certificate of Incorporation, as amended and restated (8)
4.1               Form of Registrant's Common Stock Certificate (2)
4.2               Form of Registrant's Charitable Benefit Warrant Certificate (5)
4.3               Charitable Benefit Warrant Agreement, dated as of December 10, 1997(5)
4.9               Warrant Agreement with Brandywine Consultants, Inc., dated June 23, 1997 (2)
4.10              Warrant Agreement with Brandywine Consultants, Inc., dated October 24, 1997 (2)
4.11              Amendment to Charitable Benefit Warrant Agreement dated September 30, 1999 (9)


10.1              Agreement to Purchase Shares, dated as of October 10, 1994 (filed as exhibit 10.12 to Form
                  SB-2, File No. 333-334765, dated August 29, 1997)
10.2              Incubator License Agreement with the University of Florida Research Foundation, Inc., dated
                  June 26, 1995 (filed as exhibit 10.14 to Form SB-2, File No. 333-334765, dated August 29, 19971)
10.3              Amendment No. 1, dated July 31, 1996 to Incubator License Agreement with the University of
                  Florida Research Foundation, Inc. (filed as exhibit 10.15 to Form SB-2, File No. 333-334765, dated August 29, 199)
10.4              Amendment No. 2, dated October 1, 1996 to Incubator License Agreement with the University of
                  Florida Research Foundation, Inc. (filed as exhibit 10.16 to Form SB-2, File No. 333-334765, dated August 29, 199)
10.5              Amendment No. 3, dated November 7, 1996 to Incubator License Agreement with the University of
                  Florida Research Foundation, Inc. (filed as exhibit 10.17 to Form SB-2, File No. 333-334765, dated August 29, 199)
10.6              Amendment No. 4, dated January 21, 1997 to Incubator License Agreement with the University of
                  Florida Research Foundation, Inc. (filed as exhibit 10.18 to Form SB-2, File No. 333-334765, dated August 29, 199)
10.7              Patent License Agreement with Research Component with the University of Florida Research
                  Foundation, Inc. relating to Oxalobacter formigenes, dated January 11, 1995 (filed as exhibit
                  10.20 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997) (a)
10.8              Amendment No. 1 to Patent License Agreement with Research Component with the University of
                  Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 20, 1995
                  (filed as exhibit 10.21 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9,
                  1997)

10.9              Amendment No. 2 to Patent License Agreement with Research Component with the University of
                  Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated October 9, 1996
                  (filed as exhibit 10.22 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9,
                  1997) (a)
10.10             Patent License Agreement with Research Component with the University of Florida Research
                  Foundation, Inc. relating to Pancreatic Stem Cells, dated February 17, 1995 (filed as exhibit
                  10.23 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997) (a)
10.11             Amendment No. 1 to Patent License Agreement with Research Component with the University of
                  Florida Research Foundation, Inc. relating to Pancreatic Stem Cells, dated October 9, 1996
                  (filed as exhibit 10.24 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9,
                  1997) (a)
10.12             Patent License Agreement with Milton J. Allison, dated June 23, 1997. (filed as exhibit 10.25 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997) (a)
10.13             Sponsored Research Agreement with Genetics Institute, Inc., dated June 5, 1996 (filed as exhibit 10.26 to Amendment 3 to Form SB-2, File No. 333-334765, dated December 9, 1997) (a)
10.14             Amendment No. 5 to Incubator License Agreement, dated July 19, 1997 (filed as exhibit 10.32 to
                  Form SB-2, File No. 333-334765, dated August 29, 1991)
10.15             Office Lease agreement with Echelon International  Corporation dated as of September 18, 1998 (filed as exhibit 10.33 to Post
                  Effective Amendment No. 2 to Form SB-2, File No. 333-334765,

                  dated February 17, 1999)
10.16             Amendment No. 3 to Patent License Agreement with Research Component with the University of
                  Florida Research Foundation, Inc. relating to Oxalobacter formigenes, dated December 17, 1998
                  (filed as exhibit 10.34 to Post Effective Amendment No. 2 to Form SB-2, File No. 333-334765,
                  dated February 17, 1999) (a)
10.17             Agreement in Principle dated April 16, 1999, with Q-Med AB (filed as exhibit 10.39 to Form
                  10-QSB for the quarter ended June 30, 1999, dated August 15, 1999)
10.18             Amended and Restated Agreement in Principle dated September 7,
                  1999 with Q-Med, AB (filed as exhibit 10.42 to Form 10-QSB for the quarter ended September 30, 1999, dated November 15, 1999)


10.19             1994 Stock Option Plan, as amended. (filed as exhibit 10.44 to Form 10_KSB for the year ended
                  December 31, 1999, dated March 31, 2000)
10.20             Consulting Agreement with Ammon B. Peck, dated March 6, 2000. (filed as exhibit 10.45 to Form
                  10-QSB for the quarter ended March 31, 2000, dated May 15, 2000)
10.21             Research Agreement with the University of Florida dated September 9, 2000 (filed as exhibit
                  10.1 to Form 10-QSB for the quarter ended September 30, 2000, dated November 15, 2000). ()
10.22             Consulting Agreement with Ross P. Holmes, dated September 27, 2000 (filed as exhibit 10.3 to
                  Form 10-QSB for the quarter ended September 30, 2000, dated November 15, 2000). ()
10.23             First Amendment of Lease Agreement with Innovations Partners, Ltd., dated August 15, 2000
                  (filed as exhibit 10.48 to Form 10-KSB for the year ended December 31, 2000, dated March 31,
                  2001)
10.24             Stock Compensation Plan as amended March 30, 2001 (filed as exhibit 10.49 to Form 10-KSB for the year ended December 31, 2000, dated March 31, 2001)
*10.25            Modification and Extension of Lease Agreement with Innovations Partners, Ltd., dated March 1,
2002

*10.26            BioHybrid Technologies 10% Convertible Promissory Bridge Note dated September 21, 2001
*10.27            Funded Research Agreement with the University Surgical Group of Cincinnati, dated
                  November 19, 2001 (a)

*11.1             Statement regarding computation of earnings per share (included as Note 1 in financial statements)
23.1              Consent of Independent Accountants

99.1                   Employment Agreement, dated July 14, 2000, with Weaver H. Gaines. (1)
99.2      Shareholders Agreement, dated July 14, 2000, among  the Company, Q-Med, AB, Qvestor, LLC,
                            Ammon B. Peck, and Weaver H. Gaines. (1)
99.3      Director's Agreement with David C. Peck, dated July 14, 2000.  (1)
99.4      Voting Trust Agreement between the Company, certain shareholders, and Qvestor, LLC, dated
                            July 14, 2000. (12)
99.5                    Side letter, dated July 14, 2000, from Q-Med, AB.  (1)
99.6                    Agreement and Release with Ammon B. Peck, dated July 14, 2000. (1)
99.7                    Agreement and Release  with David C. Peck, dated July 14, 2000. (1)
99.8                    Agreement and Release with Weaver H. Gaines, dated July 14, 2000. (1)
99.9                    Agreement and Release with Theodore L. Snow, dated July 14, 2000. (1)
99.10       Press release dated July 17, 2000, regarding Q-Med, AB, Qvestor, LLC, and the Company.
               (1)

*99.11                Employment Agreement with Jon Heimer, dated January 2, 2002.

(a) Confidential information has been omitted from these document and filed separately with the Commission pursuant to a request for Confidential Treatment.

*        Filed herewith.
(1)      Incorporated by reference to Form 8-K, dated July 14, 2000.




Item 13(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                            Ixion Biotechnology, Inc.

                            By: /S/ Weaver H. Gaines

                            Weaver H. Gaines, Chairman
                            and Chief Executive Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 19, 2002.

SIGNATURE                                           TITLE

/S/ Weaver H. Gaines                      Chairman of the Board, Chief Executive
---------------------------
Officer, Weaver H. Gaines                 and Director

/S/ Kimberly A. Ramsey                    Vice President and Controller
---------------------------
Kimberly A. Ramsey

/S/ Bengt Agerup                           Director
Bengt Agerup

/S/ Hakan Edstrom                          Director
Hakan Edstrom

/S/David M. Margulies                      Director
David M. Margulies
---------------------------


/S/ Vincent P. Mihalik                     Director
Vincent P. Mihalik
------------------------------------


/S/ David C. Peck                          Director
David C. Peck
------------------------------

/S/ Thomas P. Stagnaro                     Director
------------------------------
Thomas P. Stagnaro

Ixion Biotechnology, Inc.
Contents

                                                                  Page

Report of Independent Certified Public Accountants                 F-1

Financial Statements:

    Balance Sheet                                                  F-2

    Statements of Operations                                       F-3

    Statements of Stockholders' Equity                             F-4

    Statements of Cash Flows                                       F-5

    Notes to Financial Statements                                  F-7

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Ixion Biotechnology, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ixion Biotechnology, Inc. (the Company) at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussion in Note 1 to the financial statements, the Company has had significant losses and requires additional financing to continue its development and commercialization of products which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 11, 2002
Tampa, Florida

PricewaterhouseCoopers LLP

Ixion Biotechnology, Inc.
Balance Sheet
December 31, 2001

                                     Assets

Current assets:
  Cash and cash equivalents                                                           $   961,310
  Short-term investments                                                                1,747,792
  Accounts receivable net of allowance for doubtful accounts of $5,000                     71,198
  Prepaid expenses                                                                         43,717
  Other current assets                                                                      2,750
                                                                                      ___________
          Total current assets                                                          2,826,767

Property and equipment, net                                                               346,845

Patents and patents pending, less accumulated amortization of $28,444                     453,202
                                                                                      ___________
          Total assets                                                                $ 3,626,814


                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                    $    75,671
  Variable conversion rate convertible note payable                                         8,400
  Liability under funded research program                                                 187,000
  Accrued expenses                                                                        155,229
                                                                                       __________
          Total current liabilities                                                       426,300

Long-term liabilities:
  Liability under research agreement                                                       42,317
  Deferred rent, including accrued interest                                                28,720
                                                                                       __________
          Total long-term liabilities                                                      71,037
                                                                                       __________
          Total liabilities                                                               497,337
                                                                                       __________

Commitments (Notes 1,4,6,7,8,9 and 10)

Stockholders' equity:
  Common stock, $.01 par value; authorized 20,000,000, issued and
    Outstanding 7,185,477 shares                                                           71,855
  Additional paid-in capital                                                           11,801,208
  Accumulated deficit                                                                 (8,454,237)
  Less unearned compensation                                                            (289,349)
                                                                                       __________
          Total stockholders' equity                                                    3,129,477
                                                                                      ___________
          Total liabilities and stockholders' equity                                  $ 3,626,814


  The accompanying notes are an integral part of these financial statements.
                                      F-2

Ixion Biotechnology, Inc.
Statements of Operations
Years Ended December 31, 2001 and 2000


                                                        2001                        2000

Revenues:

  Income under research agreement                   $     3,913               $      2,450
  Income under research grants                          227,827                    401,332
                                                     __________                ___________
          Total revenues                                231,740                    403,782

Expenses:
  Operating, general and administrative                 937,933                    598,330
  Research and development                            2,308,171                  1,209,698
                                                     __________                ___________
          Total expenses                              3,246,104                  1,808,028

Other income (expense):
  Interest expenses                                     (61,691)                  (127,096)
  Interest income                                        88,553                     83,919
  Other income (expense)                                     -                          76
                                                     __________                ___________
          Other income net                               26,862                    (43,101)
                                                     __________                ___________
Net loss                                            $(2,987,502)               $(1,447,347)
                                                    ___________                ___________
Basic and diluted net loss per share                $     (0.43)               $     (0.30)
                                                     __________                ___________

Weighted average common shares-basic and diluted      6,951,446                  4,832,181
                                                     __________                ___________

  The accompanying notes are an integral part of these financial statements.
                                      F-3


Ixion Biotechnology, Inc.
Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000


                                                       Additional                                 Unearned

                                 Common Stock            Paid-In    Accumulated        Notes        Compen-
                               Shares      Amount        Capital       Deficit       Receivable     sation      Total

Balance, December 31, 1999   2,926,044   $29,260    $  2,419,818   $(4,019,388)   $      -    $  (242,102)  ($1,812,412)

  Sale of stock, $4.00
   per share                      38,300       383         152,817             -           -             -    153,200
  Issuance of stock under
   stock compensation plan,
   $4.00 per share                50,940       509         203,251             -            -(203,760)          -
  Warrants exercised for
   common stock at $2.00
   per share                      20,672       207          41,233             -             -            -     41,440

  Stock issued for services        1,493        15           5,957             -             -            -      5,972

  Conversion of bridge loan
   payable to officer, $4.00
   per share                       4,650        47          18,554             -             -            -      18,601

  Conversion of deferred fees
   and salaries, $4.00 per
   share                         257,192     2,572       1,026,196             -             -            -    1,028,768
  Sale of stock, $2.00 per
   share                       3,562,500    35,625       7,089,375             -     (3,353,303)          -    3,771,697

  Amortization of unearned Compen-
   sation over service period         -         -               -              -             -       142,548      142,548

  Offering costs                      -         -             (820)            -             -            -         (820)

  Net loss                            -         -               -      (1,447,347)           -            -    (1,447,347)
                               _________    ______      _________      __________    __________     ________    __________
Balance December 31, 3000      6,861,791    68,618      10,956,381     (5,466,735)   (3,353,303)    (303,314)  1,901,647

  Issuance of stock under
   Compensation plan,
    4.00 per share                33,490       335         133,626             -             -       (133,961)
-
  Compensation on 17,500 stock
   Options issued to

    Non-employees                     -         -          58,800             -             -       (58,800)
-
  Stock issued for services       1,260        13           5,028             -             -            -         5,041

  Conversion of subordinated
   Notes payable at

    $2.10 per share             268,223     2,682         560,586             -             -            -        563,268

  Conversion of subordinated
   Notes payable at $4.20
    per share                    20,713       207          86,787             -             -            -         86,994

  Amortization of unearned
   Compensation over

    Service period                  -          -               -              -             -       206,726        206,726

  Receipt of shareholder

   Receivable                       -          -               -           -         3,353,303         -          3,353,303

  Net loss                          -          -               -      (2,987,502)           -          -         (2,987,502)
                             _________    _______     ___________    ___________    __________    _________     ___________


Balance, December 31, 2001   7,185,477    $71,855     $11,801,208    $(8,454,237)   $       -     $(289,349)
$3,129,477

  The accompanying notes are an integral part of these financial statements.
                                      F-4


Ixion Biotechnology, Inc.
Statement of Cash Flows
Years Ended December 31, 2001 and 2000


                                                                     2001             2000

Cash flows from operating activities:

  Net loss                                                       $(2,987,502)     $(1,447,347)
  Adjustments to reconcile net loss to net cash used in
    Operating activities:

      Depreciation                                                    96,336           50,220
      Amortization                                                    11,030           16,110
      Amortization of debt discount                                   38,107           57,168
      Stock issued for services                                        5,041            5,972
      Stock compensation expense                                     206,726          142,548
      Increase in prepaid expense and other current assets           (10,706)         (44,142)
      (Increase) decrease in accounts receivable                     (69,918)          31,645
      Increase in deferred revenue                                        -             1,281
      Increase in accounts payable and accrued expenses               16,827           11,734
      Increase in liability under funded research program            187,000               -
      Increase in deferred fees and salaries                              -            84,726
      Decrease in deferred rent                                           -              (348)
      Increase (decrease) in interest payable                          1,017         (35,133)
                                                                  __________        _________
        Net cash used in operating activities                     (2,506,042)      (1,125,566)

Cash flows from investing activities:

  Purchase of property and equipment                                (135,018)        (246,430)
  Payments for patents and patents pending                           (48,123)         (51,570)
  Purchase of short-term investments                              (1,734,480)               -
                                                                  ___________      __________
        Net cash used in investing activities                     (1,917,621)        (298,000)

Cash flows from financing activities:

  Proceeds from issuance of common stock                           3,353,303        3,966,341
  Repayments of loans from officers                                       -          (396,400)
  Principal reductions in notes payable                             (128,608)          (7,638)
  Payment of deferred offering costs                                      -              (820)
                                                                   _________        _________
        Net cash provided by financing activities                  3,224,695        3,561,483

Net Increase (decrease) in cash and cash equivalents              (1,198,968)       2,137,917

Cash and cash equivalents at beginning of period                   2,160,278           22,361
                                                                  __________       __________
Cash and cash equivalents at end of period                        $  961,310       $2,160,278


   The accompanying notes are an integral part of these financial statements.
                                       F-5


Ixion Biotechnology, Inc.
Statements of Cash Flows - Continued
Years Ended December 31, 2001 and 2000


                                                                      2001               2000


Supplemental disclosure of cash flow information:

  Cash paid during the year for:

  Interest                                                            $   19,882       $   77,188
                                                                      __________       __________

  Supplemental disclosure of noncash investing and Financing activities:

      Conversion of notes payable in exchange for 288,936 shares
        of common stock                                               $  650,262               -
                                                                      __________       __________
      Conversion of deferred fees and salaries for 257,192 shares
        of common stock                                               $        -       $1,028,768
                                                                      __________       __________
      Conversion of bridge loans payable to officers in exchange
        for 4,650 shares of common stock                              $        -       $   18,600
                                                                      __________       __________
      Common stock, stock warrants and stock options issued
        for services or technology                                    $    5,041       $    8,232
                                                                      __________       __________
      Common stock issued under Stock Compensation Plan               $  133,961       $  203,760
                                                                      __________       __________
      Stock options issued to non-employees under Stock Option Plan   $   58,800       $       -
                                                                      __________       __________

  The accompanying notes are an integral part of these financial statements.
                                      F-6

Notes to Financial Statements
Years Ended December 31, 2001 and 2000


1.       Organization and Business:

        Organization

     Ixion Biotechnology, Inc., a Delaware corporation (the "Company"), was incorporated on March 25, 1993 to focus on the treatment of metabolic disorders. The Company is primarily engaged in the development and commercialization of certain products related to these disorders.

        Q-Med Transaction

     On July 14, 2000, Qvestor, LLC ("Qvestor"), a Delaware subsidiary of Q-Med AB (publ), a biotechnology company based in Uppsala, Sweden, exercised an option granted in April 1999 to acquire 3,337,500 shares of the Company's common stock for cash of $6,675,000 and a world-wide, non-exclusive, royalty free license of its hyaluronic acid technology for use with the Company's islet technology. Qvestor paid cash of $3,321,697 in July 2000. The balance of the $6,675,000 cash purchase price was paid in July 2001. From April 1999 through June 19, 2000, Q-Med AB had previously purchased 562,500 shares of common stock for a cash price per share of $2.00, including 225,000 shares in 2000. Q-Med group's total common stock ownership of the Company is 3,900,000 shares, or approximately 54% of the outstanding shares at December 31, 2001, constituting a majority ownership of the Company.

        Basis of Presentation

     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company incurred a net loss of approximately $2,987,500 for the year ended December 31, 2001, and as of December 31, 2001, had a total accumulated deficit of approximately $8,454,200. The Company had deficit cash from operations of approximately $2,506,000 and $1,125,600 for 2001 and 2000, respectively.

     The approximately $3,353,300 received from Qvestor in July 2001 is being used to fund continuing operations and the planned expansion of the Company. The Company expects to incur additional operating losses for the next several years as the Company prepares for the manufacturing and marketing of its products. Management believes that the cash on hand and cash flows from operations including additional SBIR grants, during 2002, will be sufficient to meet its cash requirements in the coming year. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact. However, should cash from additional SBIR grants and other services not be sufficient, there can be no assurance that management's actions will be sufficient to avoid a liquidity shortfall during 2002.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

2.       Significant Accounting Policies:

        Cash, Cash Equivalents and Short Term Investments

        The Company considers all highly liquid instruments with a maturity of three months or less at time of purchase to be cash equivalents. Short-term investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has classified its short-term investments as held-to-maturity and has recorded them at cost plus accrued interest on the Company's balance sheet, which approximates fair value. The Company limits its temporary cash investments to domestic obligations rated P1/A1 or Aaa/AAA or above by Moody's Investors' Services or Standard & Poors Corporation, respectively. At times, such investments may be in excess of FDIC insurance limits. The Company has not experienced any loss to date on these investments.

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

        Depreciation is computed using the straight-line method over the estimated lives of the assets (three - five years).

        Patents and Patents Pending

        Patents and patents pending consist of direct costs incurred in connection with the applications for patents. Amortization of these costs over the estimated life begins upon issuance of the patent or they will be expensed immediately if rejected. At December 31, 2001, the Company has been issued eight U.S. patents, two foreign patents and purchased another through the issuance of 1,000 shares of common stock. Patents are being amortized over 13-17 years. The Company periodically evaluates the recoverability of intangibles when impairment indicators exist. If impairment indicators exist, management determines whether an impairment in value has occurred by comparing the estimated undiscounted cash flows from future operations with the recorded values. Management considers several indicators in assessing impairment including trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

Notes to Financial Statments
Years Ended December 31, 2001 and 2000

  2.    Significant Accounting Policies - Continued:

        Revenue Recognition

        The Company has received funding from the U.S. government and, in some cases certain corporations, in support of research in return for permitting those corporations exclusive review of certain research results for limited time periods. Revenues for 2001 and 2000 consist primarily of proceeds from Small Business Innovative Research Program
        (SBIR) and Small Business Technology Transfer Research (STTR) grants from the National Institutes of Health ("NIH") to fund various research projects. Grant revenues are not contingent upon any specified results of the studies. Grant revenues are recognized over the duration of the study to which the grant relates as reimbursable costs are incurred. Revenue related to future performance is deferred and recognized as revenue when earned.

        Research and Development

        Research and development costs are charged to expense as incurred.

        Deferred Rent

        Deferred rent represents a portion of the rent payable under the Company's former facilities license with the Biotechnology Development Institute ("BDI") and accrued interest thereon. The deferred amount bears interest at 12% on the outstanding balance, compounded annually. The Company will repay the liability through a 1% royalty on net sales of any products developed during its tenancy at the BDI, such royalty not to exceed the outstanding balance.

        Stock Based Compensation

        The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock issued to employees under this plan. Compensation expense resulting from stock options issued under the stock option plan (Note 6) is measured at the grant date based upon the difference between the exercise price and the market value of the common stock. All stock options issued to employees during 2001 and 2000 were granted at an exercise price equal to the market value at the date of grant. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company provides the disclosure requirements of SFAS 123 for employee arrangements.

        Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding for the period. Diluted net loss per share is not presented, as the effects of including potentially dilutive securities in the computation is antidilutive. Common stock equivalent shares consist of stock options, warrants and convertible notes payable. For the years ended December 31, 2001 and 2000, options to purchase 281,850 and 115,500 shares of common stock, warrants to purchase 6,000 shares of common stock, and notes payable convertible into 4,000 and 311,557 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

  2.    Significant Accounting Policies - Continued:

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

        Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 141 apply to goodwill and intangible assets acquired after June 30, 2001. The provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company does not expect the adoption of these statements to have material effect on its financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment and disposal of long-lived assets disposed of in fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, and amends Accounting Research Bulletin ("ARB") No. 51 to eliminate the exception to consolidation for a subsidiary. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000


3.  Property and Equipment:

        Property and equipment consists of the following as of December 31, 2001:

        Furniture and fixtures                               $   2,489
        Computer equipment                                      35,435
        Office equipment                                         3,163
        Leasehold improvements                                  20,713
        Laboratory equipment                                   493,789
                                                             _________
                                                               555,589
        Less accumulated depreciation                         (208,744)
                                                             _________
                                                              $346,845

4.       Notes Payable:

        In September 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due in 2001. The private placement provided investors with the option of either 10% Convertible Unsecured Notes ("10% Notes") or Variable Conversion Rate Convertible Unsecured Notes ("Variable Notes"). The 10% Notes accrued interest at the stated rate until maturity, or conversion, and paid interest quarterly. The 10% Notes were convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $4.20 per share. The Variable Notes were non-interest bearing and were convertible into shares of the Company's common stock, at any time prior to maturity, at variable conversion prices ranging from $4.20 down to $2.10. The variable conversion prices were based on the length of time the investor held the notes prior to conversion, declining at the rate of $.10 per quarter commencing November 1996 from the initial conversion price of $4.20 which was greater than the market value of the common stock at the date of issuance. The fair value of the beneficial conversion feature of $285,835 at September 1996 was recorded as debt discount, reducing notes payable and increasing additional paid-in capital. The debt discount was amortized using the straight-line method, which approximated the effective interest method, over the term of the Variable Notes and to the date of the deepest discount. During 2001, $650,262 of the outstanding notes were converted into 288,936 shares of common stock and $128,608 were repaid by the Company. As of December 31, 2001, $8,400 of the Variable Notes remained outstanding pending completion of documentation relating to conversion.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

5.  Income Taxes:

        The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of December 31, 2001:

        Net operating loss carryforward                     $ 3,400,000
                                                            ___________

        Deferred tax asset                                    3,400,000
        Valuation allowance                                  (3,400,000)
                                                            ___________

        Net deferred tax asset                              $       -
                                                            ___________

        Any tax benefits for the years ended December 31, 2001 and 2000 computed based on statutory federal and state rates are completely offset by valuation allowances established since realization of the deferred tax benefits are not considered more likely than not.

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

        There were no common stock warrants issued during 2000 or 2001.

        Common stock warrants outstanding at December 31, 2001 are as follows:

        Number                Exercise Price                Expiration Date

        6,000                     $5.00             February 2002-October 2002


        As part of the Company's public offering commenced in December 1997, the Company sold units which consist of one share of common stock, $.01 par value, and a .25 Charitable Benefit Warrant. Each whole Charitable Benefit Warrant entitles the holder to purchase one share of common stock at a price of $8 per share. Four units were required to acquire one whole Charitable Benefit Warrant. Approved qualified charitable organizations may exercise Charitable Benefit Warrants at any time until the expiration date (December 9, 2007, unless extended); holders other than approved qualified charitable organizations may not exercise except between December 9, 2006 and December 9, 2007. The Charitable Benefit Warrants were detached from the common stock immediately on purchase. At December 31, 2001, there were 21,513 Charitable Benefit Warrants outstanding.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000


   6.   Stockholders' Equity - Continued:

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

                                                               Exercise
                                                  Shares        Price

        Outstanding at December 31, 1999          173,500    $0.02-$10.00
          Granted                                 116,400        $4.00
          Exercised                                     -
          Forfeited                               (87,500)   $4.00-$10.00
          Canceled                                (86,900)   $4.00-$4.40
                                                  ________
        Outstanding at December 31, 2000          115,500    $0.02-$4.00
          Granted                                 166,350    $4.00-$4.40
          Exercised                                     -
          Forfeited                                     -
          Canceled                                      -
                                                  ________

        Outstanding at December 31, 2001          281,850    $0.02-$4.40



        The status of options outstanding at December 31, 2001 is as follows:

                      Weighted       Weighted
                      Average         Average           Number
        Shares     Remaining Life  Exercise Price     Exercisable

        2,000        2.67 years        $0.02             2,000
        3,500        3.42 years        $0.75             3,500
        8,000        4.45 years        $3.00             8,000
       72,500        7.59 years        $4.20            45,949
       24,500        8.47 years        $4.00            17,526
      171,350        9.43 years        $4.03             4,363
      _______                                           ______
      281,850                                           81,338

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

       6.       Stockholders' Equity - Continued:

        Stock Option Plan - Continued

        On April 1, 2001, the Company granted ten-year stock options under the stock option plan to purchase 17,500 shares of common stock at an exercise price of $4.00 per share to members of the Company's Scientific Advisory Board. The options vest at a rate of 25% per quarter. The $58,800 fair value of these non-employee options, based on a Black-Scholes option pricing model, is included in unearned compensation to be expensed as the options vest. As these options vest over 12 months, the Company will be required to re-measure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the options.

        Given the limited time period that the Company's stock has been publicly registered, as well as the lack of history to estimate patterns of exercise and option term, fair value disclosures required under SFAS No. 123 are provided as a range from low to high for the expected term and volatility. Fair value is estimated using the Black-Scholes option pricing model and the following assumptions:

                                     2001              2000
                                Low       High     Low     High

        Discount Rate           4.09%     5.02%    6.16%   6.03%

        Volatility                50%       80%      30%    100%

        Option Life (Years)        3         9        5       9



        The weighted average fair value of options granted to other than non-employee consultants during fiscal year 2001 and 2000 was in the range of $1.50 to $3.27 and $1.52 to $2.90 per option, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS 123, the Company's reported net loss and loss per share for fiscal year 2001 and 2000 would have been as follows:
                                                     Pro Forma
                                  Actual        Low             High

        2001 Net Loss           $2,987,502    $3,074,351     $3,176,418
        2001 Loss Per Share          (0.43)        (0.44)         (0.46)

        2000 Net Loss           $1,447,347    $1,476,263     $1,505,678
        2000 Loss Per Share          (0.30)        (0.30)         (0.31)

Notes to Financial Statements
Years Ended December 31, 2001 and 2000


   6.   Stockholders' Equity - Continued:

        Stock Compensation Plan

        The Company does not pay cash compensation to outside members of the Board of Directors or to members of the Company's Scientific Advisory Board. Accordingly, the stock compensation plan reserves 250,000 shares of common stock to be issued to non-employee directors, members of the Scientific Advisory Board, officers, employees and consultants.

        New outside members of the Board or the Scientific Advisory Board receive 5,000 shares upon joining, and all will receive 2,250 shares annually during the term of the stock compensation plan. Shares either vest upon delivery or time of service. For the shares which vest over time of service, unearned compensation equivalent to the fair value at the date of grant is charged against stockholders' equity and amortized over the service period to compensation expense. Shares which vest upon delivery are recorded as compensation expense upon issuance.

        At December 31, 2001, a total of 209,083 shares had been granted under the stock compensation plan. Compensation expense recognized in connection with such awards under the stock compensation plan for the years ended December 31, 2001 and 2000 was $206,726 and $142,548, respectively. Total unearned compensation related to stock compensation plan awards was $289,349 at December 31, 2001 and will be recognized as expense over future periods of service.

7.       Related-Party Transactions:

        Through 1999, the Chairman/Chief Executive Officer and President made loans to the Company pursuant to the terms of bridge loan agreements. Under these agreements, the Company borrowed a total of approximately $90,000 in 1999. In March 2000, the officer converted $18,600 principal amount of these loans into 4,650 shares of common stock. At the Q-Med closing (Note 1), $442,957 in bridge loans and accrued interest were repaid to the officers. As of December 31, 2001, no bridge loans remain outstanding.

        Through 2000, the Company deferred the payment of salaries of the Chairman/Chief Executive Officer, the President and the Senior Vice President/Chief Scientist pursuant to agreements between the Company and such executives. The deferred amounts bore interest, compounded annually, at a rate established by the Board of Directors, and was reset annually at the rate on 30-year treasury bonds in effect on January 1 of any given year plus 1%. The rate during 2000 was 7.47%. At the Q-Med closing, as a condition of the stock purchase agreement, $1,028,768 of these deferred fees and salaries due to officers and employees were satisfied through the issuance of 257,192 shares of restricted common stock, of which 62,289 shares vested immediately; 50% of the remaining 194,903 shares vest on July 13, 2001, and 1/12 of the remaining balance (approximately 8,120 shares) vest monthly thereafter. At December 31, 2001, no fees or salaries have been deferred.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

8.  Sponsored Research Agreement:

        On June 5, 1996, the Company entered into an agreement with Genetics Institute, Inc. ("GI") relating to Islet Producing Stem Cells Technology. Under the agreement, GI sponsored certain research by the Company and provided funding of $275,000 over a 12-month period, plus patent expenses of approximately $35,000. The agreement with GI was not extended after the initial 12-month period. The revenue under this contract was recognized on a pro rata basis consistent with the period over which the research was conducted as well as upon delivery of certain research reports. Under the agreement, the Company is required to reimburse GI for certain patent costs if GI does not exercise its option for an exclusive license for the technology. As of December 31, 2001, GI has not exercised its right for an exclusive license to this technology and costs of $42,317 are recorded as a liability.

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

10.      Commitments:

        Lease

        In 2001, the Company increased its rental space to approximately 11,079 square feet for its current term which runs through October 31, 2002. Total rent expense under this lease was approximately $160,098 and $112,000 during 2001 and 2000, respectively. Future minimum rental payments under this lease at December 31, 2001 are as follows:

        Year Ending December 31, 2002                     $173,419
                                                          ________

        The Company expects to renew the lease for an additional term of three years at an amount at least equal to the existing cost.

Notes to Financial Statements
Years Ended December 31, 2001 and 2000

  10.  Commitments - Continued:

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

        In November 2001, the Company entered into a funded research program with a university to carry out islet stem cell research. The agreement calls for the Company to provide funding for the project whose term is November 2001 through November 2002. The Company was required to pay $130,000 upon execution of the agreement, twelve monthly payments of $32,500 beginning December 2001 and additional payments for purchases of certain supplies and equipment. As no amounts had been paid at December 31, 2001, the Company has accrued a liability for $187,000 representing the amounts due. The monthly payments may be terminated at any time upon thirty days written notice from the Company.