Form 10QSB
period 2002-03-31
IXION BIOTECHNOLOGY INC
filed 2002-05-15
CIK 943403

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

                                  -------------

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of April 30, 2002 was 7,218,177.

================================================================================



                                              Ixion Biotechnology, Inc
                                                 Index to Form 10QSB


Part I - Financial Information                                                                                 Page

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet - March 31, 2002.................................................................2

         Condensed Statements of Operations - Three Months Ended
         March 31, 2002 and 2001..................................................................................3

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2002 and 2001..................................................................................4

         Notes to Condensed Financial Statements..................................................................5

Item 2.  Management's Discussion and Analysis or Plan of Operations...............................................9

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................14

Signatures.......................................................................................................15

Exhibit Index....................................................................................................15


Part I.  Financial Information
Item 1.  Financial Statements

Ixion Biotechnology, Inc.
Condensed Balance Sheet
March 31, 2002
Unaudited


                                                                          Assets

Current  Assets:
   Cash and cash equivalents                                                                  $       615,161
   Short-term investments                                                                           1,422,875
   Accounts receivable, net                                                                            59,079
   Prepaid expenses                                                                                    64,720
   Other current assets                                                                                 2,750
                                                                                              ----------------
         Total current assets                                                                       2,164,585
                                                                                              ----------------
Property and equipment, net                                                                           353,350
                                                                                              ----------------
Other Assets:
    Patents and patents pending, net                                                                  464,849
                                                                                              ----------------
                Total Assets                                                                  $     2,982,784

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                           $      180,686
    Note payable, current portion                                                                       6,000
    Accrued expenses                                                                                  155,953
                                                                                               ---------------
           Total current liabilities                                                                  342,639
                                                                                               ===============
Long-Term Liabilities:
    Liability under research agreement                                                                 42,317
     Note payable                                                                                      24,000
    Deferred rent, including accrued interest                                                          29,508
                                                                                               ----------------
                  Total long-term liabilities                                                          95,825
                                                                                               ----------------
                  Total liabilities                                                                   438,464
                                                                                               ----------------
Commitments (Note 5)

Stockholders' Equity:
    Common stock, $.01 par value; authorized 20,000,000, issued and
       outstanding 7,218,177 shares                                                                    72,182
     Additional paid-in capital                                                                    11,931,041
    Accumulated deficit                                                                            (9,106,781)
    Less unearned compensation                                                                       (352,122)
                                                                                                ----------------
                  Total stockholders' equity                                                        2,544,320
                                                                                                ----------------
Total Liabilities and Stockholders' Equity                                                      $   2,982,784
                                                                                                ================

See accompanying notes to condensed financial statements


Ixion Biotechnology, Inc.
Condensed Statements of Operations

..........
..........                                                     Three Months Ended
..........                                                           March 31,
      ...                                                            2002                                2001
    .....                                                                         Unaudited
Revenues:
 Income under research agreement                              $              0                $         3,913
 Income from research grants                                            53,361                        136,793
                                                              -----------------                ----------------
            Total revenues                                              53,361                        140,706
                                                              -----------------                ----------------
Expenses:
  Operating, general and administrative                                210,004                        207,915
  Research and development                                             508,098                        547,233
                                                              -----------------                ----------------
  .......Total operating expenses                                      718,102                        755,148
                                                              -----------------                ----------------
Other income (expense):
  Interest expense                                                        (184)                       (19,968)
  Interest income                                                       12,381                         26,988
                                                              -----------------                ----------------
     ....Other income, net                                              12,197                          7,020
                                                              -----------------                ----------------
Net Loss.                                                     $       (652,544)                $     (607,422)
                                                              =================                ================
Basic and diluted net loss per share                          $          (0.09)                $        (0.09)
                                                              =================                ================
Weighted average common shares - basic and diluted                   7,190,926                      6,861,791
                                                              =================                ================

See accompanying notes to condensed financial statements


Ixion Biotechnology, Inc.
Condensed Statements of Cash Flows
..........
..........                                                                     Three Months
..........                                                                    Ended March 31,
..........                                                          __2002__                     __2001__
                                                                                Unaudited

Cash Flows from Operating Activities:
    Net loss                                                  $    (652,544)                $      (607,422)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
..........Depreciation                                                25,592                          21,510
..........Amortization                                                 1,346                           3,807
..........Amortization of debt discount                                  -                            14,290
..........Stock, options and warrants issued for
                consulting services                                   1,260                           1,260
..........Stock compensation expense                                  57,727                          37,245
..........Decrease (increase) in prepaid expenses and
..........       other current assets                                  3,914                          11,928
..........Decrease (increase) in accounts receivable
                 and other assets                                    12,119                         (27,346)
         Decrease in deferred revenue                                  -                             (1,281)
..........Increase (decrease) in accounts payable and
..........       accrued expenses                                    105,739                         109,445
..........Decrease in liability under funded research program       (187,000)                            -
..........Increase in deferred rent                                     -                                703
..........Increase (decrease) in interest payable                        788                          (7,731)
                                                               --------------                 ---------------
             Net cash used in operating activities                  (631,059)                      (443,592)
                                                               --------------                 ---------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                               (32,097)                      (23,551)
     Payments for patents and patents pending                         (12,993)                          -
     Redemption of short-term investments                             300,000                           -
                                                                --------------                 --------------
             Net cash provided by (used in) investing activities      254,910                       (23,551)
                                                                --------------                 --------------
Cash Flows from Financing Activities:
     Proceeds from (principal reductions in) notes payable             30,000                          (780)
                                                                --------------                 --------------
             Net cash provided by (used in)
                        financing activities                           30,000                          (780)
                                                                --------------                 --------------
Net Decrease In Cash and Cash Equivalents                            (346,149)                     (467,923)

Cash and Cash Equivalents at Beginning of Period                      961,310                     2,160,278
                                                                --------------                 --------------
Cash and Cash Equivalents at End of Period                      $      615,161                 $   1,692,355
                                                                ==============                 =============

See accompanying notes to condensed financial statements

Ixion Biotechnology, Inc.
Notes to Condensed Financial Statements
Three  Month Period Ended March 31, 2002 and 2001

1.       Basis Of Presentation:

     The accompanying unaudited condensed financial statements for the three months ended March 31, 2002 and 2001, respectively have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The Company incurred a net loss of $652,544 for the quarter ended March 31, 2002, and as of March 31, 2002, had a total accumulated deficit of $9,106,781. The Company had deficit cash from operations of approximately $631,059 and $443,592 for the first quarter of 2002 and 2001, respectively.

     The $3,353,300 received from Qvestor in July 2001 is being used to fund continuing operations and the planned expansion of the Company. The Company expects to incur additional operating losses for the next several years and will require additional financing to continue its development and commercialization of products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek significant additional equity investment from institutional investors commencing in the second quarter of 2002. If additional financing is not available, management believes that the cash on hand and cash flows from operations including additional SBIR grants, during 2002, should be sufficient to meet its cash requirements in the coming year. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Recent Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were effective for the Company beginning on January 1, 2002 and implementation did not have a material effect on its results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and teh associated asset retirement costs. The provisions of SFAS No. 143 were 1. Basis Of Presentation - Continued:

     Recent Accounting Pronouncements - Continued

     effective for the Company beginning January 1, 2002 and implementation did not have a material effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accountinf for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 were effective for the Company beginning January 1, 2002 and implementation did not have a material effect on its results of operations or financial position.

     On  April  30,  2002  the  FASB  Statement  No.  145,  "Rescission  of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, Statement No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.


2.       Notes Payable:

     In September 1996, the Company completed the private placement of $787,270 in Convertible Unsecured Notes due in 2001. During 2001, $650,262 of the outstanding notes were converted into 288,936 shares of common stock and $128,608 was repaid by the Company. In February and March, 2002, documentation relating to conversion of the remaining $8,400 of the Variable Notes was completed and 4,000 shares of common stock were issued.

     On March 5, 2002, the Company signed a note for $30,000 with its bank, the funds of which are collateralized by newly-purchased office equipment. The terms of the loan require sixty equal monthly payments of principal plus 7% interest.


3.       Income Taxes:

     The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of March 31, 2002:

                Net operating loss carryforward             $3,600,000
                                                          ----------------

                Deferred tax asset                           3,600,000
                Valuation Allowance                         (3,600,000)
                                                          ----------------

                Net deferred tax asset                    $       -
                                                          ================

4.       Stockholders' Equity:

         Common Stock Warrants

     On February 10, 2002 warrants to purchase 3,000 shares of common stock at an exercise of price of $5.00 per share expired, unexercised.

4.       Stockholders' Equity - Continued:

         Common Stock Warrants - Continued

     Common stock warrants outstanding at March 31, 2002 are as follows:

        Number              Exercise Price                     Expiration Date

        3000                     $5.00                         October 23, 2002

     Stock Options

     On February 15, 2002 the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $4.00 per share to an officer of the Company, in connection with an employment package.

     On March 19, 2002 the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 500 shares of Common Stock at an exercise price of $4.00 per share to an employee of the Company. The options vest at a rate of 20% per year.

     Also, on March 19, 2002 the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 21,000 shares of Common Stock at an exercise price of $4.20 per share to employees of the Company. The options vest at a rate of 20% per year.

     Stock Compensation Plan

     At March 31, 2002 a total of 237,783 shares had been granted under the stock compensation plan. Compensation expense recognized in connection with such awards under the stock compensation plan for the quarters ended March 31, 2002 and 2001 was $57,727 and $37,245, respectively. Total unearned compensation related to stock compensation plan awards was $352,124 at March 31, 2002 and will be recognized as expense over future periods of service.


5.   Commitments:

     Lease

     In April 2002, the Company signed a lease modification to increase its rental space to 12,221 square feet and includes an extension of its current term through October 31, 2005. Future minimum annual rental payments under this lease are approximately $173,000.

6.   Segment Data:

     As a result of certain organizational changes, the Company has divided it's business into two core units, oxalate control and stem cell/diabetes. These changes result in the identification of two reportable business segments under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, commencing with the quarter ended March 31, 2002.

     Ixion's two core business units are:

   ss. Oxalate Control: therapies for Primary Hyperoxaluria (an "orphan" disease), recurrent kidney stones, and other oxalate-related conditions, based on our proprietary use of unique oxalate-degrading bacteria; and

6.       Segment Data - Continued:

   ss. Stem Cell / Diabetes: somatic cellular therapies to treat diabetes, based on selecting, proliferating, and directing the differentiation of adult stem cells into insulin-producing islet preparations for transplantation

          The following table sets forth selected income statement data for the quarters ended March 31, 2002 and 2001 (restated to reflect the revised segments)and selected asset items as of March 31, 2002 for each segment:



                     Oxalate Control            Stem Cell/Diabetes                  G&A                           Total
                --------------------------- ---------------------------- --------------------------- -------------------------------
                    2002          2001          2002          2001           2002          2001            2002            2001
                ------------- ------------- ------------- -------------- -------------- ------------ ----------------- -------------



Grant Revenues   $    53,361   $     61,483  $      -      $   79,223     $   -         $  -         $      53,361     $    140,706

Expenses             238,919        243,626    269,179        303,607        197,807     200,895           705,905          748,128

                ------------- ------------- ------------- -------------- -------------- ------------ ----------------- -------------

Net Loss         $  (185,558)     $(182,143) $(269,179)    $ (224,384)    $ (197,807)  $(200,895)    $    (652,544)    $   (607,422)
                ============= ============= ============= ============== ============== ============ ================= =============
Segment Assets   $  442,884                  $ 364,318                    $ 2,175,582                $   2,982,784
                =============               =============                ==============              =================

Segment assets include specifically identifiable fixed assets, capitalized patent costs and receivables. Segment asset information not available for 2001. Total assets at March 31, 2002 are not significantly different from the prior year.

                  Special Note Regarding Forward-Looking Statements

     This quarterly report on Form 10-QSB of Ixion Biotechnology, Inc. for the quarter ended March 31, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, without limitation, statements under Part I, Item 2, Management's Discussion and Analysis or Plan of operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

               -------------------------------------------------------------------------
               Summary of Operations - Three Months Ended March 31,
               -------------------------------------------------------------------------
                                                                                Percent

                                                       2002           2001      Change
               -------------------------------- -------------- ------------- -----------
               Revenues                               $53,361      $140,706     -62.08%
               Operating Expenses                   ($718,102)    ($755,148)     -4.91%
               Other Income, net                      $12,197        $7,020      73.75%
                                                -------------- ------------- -----------
               Net Loss                             ($652,544)    ($607,422)       7.43%
               -------------------------------- -------------- ------------- -----------

     Total revenues decreased approximately 62% from $140,706 in the first quarter of 2001 to $53,361 in the first quarter of 2002 mainly as a result of the delay of funding under new NIH grants and completion of the following three research contracts:

o    "Islets from Islet Progenitor/Stem Cells for Implantation";
o    "Oxalobacter Formigenes Diagnostic Kit Development"; and
o    "Coating of Urinary Protheses to Prevent Encrustation";

     We expect revenues to begin to increase in the second quarter of 2002 due to:

o    the commencement of funding under:

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
     "Differentiating  Bone Marrow  Stem Cells To Cure  Diabetes"  for  $99,000.

     [GRAPHIC OMITTED]

Comparison of G&A Expenses of Q1 2002 vs. Q1 2001

                                       2002                 2001
Personnel-related                   105,312.84            106,072.36
Capital Raising                      27,324.59              2,272.16
Office & Supplies                    14,791.42              9,575.34
Other G&A                            62,575.21             89,994.69

     Operating, general and administrative expenses increased slightly from $207,915 in the first quarter of 2001 to $210,004 in the first quarter of 2002. The increased expenses reflect:

o    increased capital raising efforts;
o    increased supplies related to increased laboratory personnel; and
o    increased miscellaneous general and administrative expenses;

offset, somewhat, by a reduction in personnel-related and other administrative expenses.

     As we continue to expand our research and development activities and commence with clinical trials in the second quarter of 2002, we expect our general and administrative expenses will continue to increase reflecting a concurrent demand for increased administrative support.

[GRAPHIC OMITTED]

                  Comparison of R&D expenses Q1 2002 vs. Q1 2001

                                 2002                       2001
Personnel-related            222,056.09                 157,972.66
Consultants & Subs            40,137.22                 136,520.35
Supplies and animal costs     67,376.41                 141,083.86
Rent & Utilities              52,299.78                  30,890.28
Regulatory & Quality          32,027.78                   4,000.00
Scientific Advisors           33,533.34                  12,833.34
Other misc R&D                60,667.39                  63,932.66


    Research and development expenditures consist primarily of:

o    payroll-related expenses of  research and development personnel;
o    laboratory and animal maintenance and supplies;
o    laboratory rent and associated utilities;
o    depreciation on laboratory equipment;
o    development activities;
o    clinical and pre-clinical expenses;
o    payments made for sponsored research;
o    scientific advisors fees;
o    regulatory consultants fees;
o    interest on the purchase of laboratory equipment; and
o    amortization of capitalized patent costs.

     Research and development expenses decreased 7% from $547,233 in the first quarter of 2001 to $508,098 in the first quarter of 2002. The decreased expenses reflect:

o     decreased laboratory-related supplies and animal expenses;
o     decreased consultants and subcontractors fees; and
o     a decrease in other miscellaneous laboratory expenses;

offset, somewhat, by an increase in laboratory personnel, increased laboratory space and rent, an increase in regulatory and quality activities and expenses, and an increase in scientific advisors' fees.

     We expect our research and development expenses to increase in 2002 due to an increase in the scale of operations, the addition of regulatory and quality assurance personnel, the planned commencement of clinical trials, and the receipt of the research grants referred to above.

[GRAPHIC  OMITTED]

                   Comparison of Interest Expense and Income
                              Q1 2002 vs. Q1 2001

                                 2002                2001
Interest Expense                 183.63            19,967.78
Interest Income               12,380.78            26,987.55


     Interest expense decreased over 99% from $19,968 in the first quarter of 2001 to $184 in the first quarter of 2002 due primarily to the re-payment of the officers' bridge loans and the conversion of deferred administrative fees and salaries in mid 2000 and the maturity of $787,720 of our convertible unsecured notes in September 2001. Interest expense should increase in future quarters of fiscal 2002 under financing arrangements made during the first quarter of 2002 for the purchase of office and laboratory equipment.

     Interest income decreased 54% from $26,988 in the first quarter of 2001 to $12,381 in the first quarter of 2002, due to a decrease in overall interest rates and a decreased cash balance in excess of operating needs. Interest income should continue to decrease in 2002 as we utilize our cash resources.

Liquidity and Capital Resources

     For the first quarter of 2002, we had deficit cash flows from operations of $631,059 compared to deficit cash flows of $443,592 in the first quarter of 2001. The increased use of cash relates to the increased scale of operations without increased revenues.

     We expect annual lease expense to increase to a minimum of $173,000 for 2002 as a result of additions to our rented facilities and an increase in rental rates.

     During the first quarter of 2002, we entered into financing arrangements for the purchase of office equipment with aggregate principal amounts of $30,000. These obligations will be repaid in sixty equal monthly payments of principal plus a 7% interest rate.

     At March 31, 2002, we have $615,161 in cash and cash equivalents and $1,422,875 in short-term investments,for a total of $2,038,036 compared to $1,692,355 in cash and short-term investments at March 31, 2001. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments

     A summary of grant funds received from the National Institutes of Health during the first quarter of 2002 follows

o In September, 2001 NIH awarded us a two-year Phase II STTR grant, for $500,000 entitled "Enteric Elimination and Degradation of Oxalic Acid". Approximately $15,000 in revenues were utilized under this grant in the first quarter of 2002.

o Also, in September, 2001 NIH awarded us a two-year Phase II SBIR grant entitled "Digestion of Food Oxalate" for a total of approximately $783,000. Approximately $38,000 in revenues were utilized under this grant in the first quarter of 2002.

o In March 2002, the NIH awarded us a six-month Phase I SBIR grant for $100,000 entitled "Differentiating Bone Marrow Stem Cells to Cure Diabetes." We may begin utilizing funds under this grant during the second quarter of 2002.

o    We have other grant applications pending.

     The Company incurred a net loss of $652,544 for the quarter ended March 31, 2002, and as of March 31, 2002, had a total accumulated deficit of $9,106,781. The Company had deficit cash from operations of $631,059 and $443,592 for the first quarter of 2002 and 2001, respectively.

     The $3,353,300  received from Qvestor in July 2001 is being used to fund continuing operations and the planned expansion of the Company. The Company expects to incur additional operating losses for the next several years will require additional financing to continue its development and commercialization of products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek significant additional equity investment from institutional investors commencing in the second quarter of 2002. If additional financing is not available, management believes that the cash on hand and cash flows from operations including additional SBIR grants, during 2002, should be sufficient to meet its cash requirements in the coming year. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were effective for the Company beginning on January 1, 2002 and implementation did not have a material effect on its results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and teh associated asset retirement costs. The provisions of SFAS No. 143 were effective for the Company beginning January 1, 2002 and implementation did not have a material effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accountinf for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 were effective for the Company beginning January 1, 2002 and implementation did not have a material effect on its results of operations or financial position.

     On April 30, 2002 the FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, Statement No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.


Contractual Obligations and Commercial Commitments

     As of March 31, 2002, the Company's contractual obligations and commercial commitments are limited to:

          o An operating lease agreement with minimum annual future rent of approximately $173,000 that runs through October 31, 2005; and

          o A debt obligation on purchased equipment of $30,000 with payments that extend through March 5, 2007.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Unregistered Sales of Securities

     Set forth below is information as to securities sold by Ixion during the quarter ended March 31, 2002 that were not registered under the Securities Act of 1933 (the "Act"). No underwriters were involved in any of the sales, so there were no underwriting discounts or commissions. All outstanding securities are deemed to be restricted securities for the purposes of the Act. All certificates representing our issued and outstanding restricted securities have been properly-legended and we have issued "stop transfer" instructions to our transfer agent with respect to such securities, which legends and stop transfer instructions are presently in effect unless such securities have been registered under the Act or have been transferred pursuant to an appropriate exemption from the registration provisions of the Act.

     Restricted shares of common stock have been issued to employees under our Stock Compensation Plan as follows:

     On March 19, 2002, 28,700 shares to employees in aggregate, valued at $120,540 (a portion of which is unearned compensation) or $4.20 per share.

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


                            Ixion Biotechnology, Inc.

Dated: May 2, 2002         By: /s/ Weaver H. Gaines
                                           Weaver H. Gaines
                                          Chairman and Chief  Executive Officer

Dated: May 2, 2001         By: /s/ Kimberly A. Ramsey
                                         Kimberly A. Ramsey
                                         Vice President and Controller
                                         (Principal Accounting Officer)



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

    (10.45) Consulting Agreement with Dr. Ammon B. Peck, dated March 6, 2000

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