Form 10QSB
period 2002-06-30
IXION BIOTECHNOLOGY INC
filed 2002-08-14
CIK 943403

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

                  For the quarterly period ended June 30, 2002


                                       or

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

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of July 31, 2001 was 7,218,177.

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

         Condensed Balance Sheet - June 30, 2002................................................................2

         Condensed Statements of Operations - Three Months and Six Months Ended
         June 30, 2002 and 2001 ................................................................................3

         Condensed Statements of Cash Flows - Six Months Ended

         June 30, 2002 and 2001.................................................................................5

         Notes to Condensed Financial Statements................ ...............................................6

Item 2.  Management's Discussion and Analysis or Plan of Operations............................................10

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K......................................................................18

Signatures.....................................................................................................19

Exhibit Index .................................................................................................19




Part I.  Financial Information
Item 1.  Financial Statements


Ixion Biotechnology, Inc.
Condensed Balance Sheet

June 30, 2002
Unaudited

                                     Assets

Current  Assets:
   Cash and cash equivalents                                                     $      354,484
   Short-term investments                                                              1,131,254
   Accounts receivable                                                                   78,376
   Prepaid expenses                                                                     119,164
   Other current assets                                                                   2,750
                                                                                ----------------
                        Total current assets                                          1,686,028
                                                                                ----------------

Property and Equipment, net                                                             392,344
                                                                                ----------------

Other Assets:
    Patents and patents pending, net                                                    498,508
    .....
                                                                                ----------------
                       Total Assets                                              $    2,576,880
                                                                                ================

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                             $      242,070
    Current portion of note payable                                                       6,000
    Accrued expenses                                                                    172,730
    Deferred revenue                                                                     59,862
                                                                                ---------------
         Total current liabilities                                                      480,662
                                                                                ---------------

Long-Term Liabilities:
    Liability under research agreement                                                   42,317
     Note Payable                                                                        22,742
    Deferred rent, including accrued interest                                            30,296
                                                                                ---------------
                   Total long-term liabilities                                           95,355
                                                                                ---------------
                     Total liabilities                                                  576,017
                                                                                ---------------

Commitments (Note 5)

Stockholders' Equity:
    Common stock, $.01 par value; authorized 20,000,000, issued and
       outstanding 7,218,177 shares                                                      72,182
    Additional paid-in capital                                                       11,931,041
    Accumulated deficit                                                              (9,695,894)
    Less unearned compensation                                                         (306,466)
                                                                                ---------------
                  Total stockholders' equity                                          2,000,863
                                                                                ---------------

Total Liabilities and Stockholders' Equity                                       $    2,576,880
                                                                                ===============

See accompanying notes to condensed financial statements

Ixion Biotechnology, Inc.
Condensed Statements of Operations
Unaudited

..........                                                     Three Months Ended
..........                                                              June 30,
..........                                                     __2002__               __2001__
                                                                ----                   ----
..........
Revenues:
   Income under research agreement                              17,000                             -
   Income from research grants                       $         342,391                  $       50,979
                                                     -----------------                  --------------
         Total revenues                                        359,391                          50,979
                                                     -----------------                  --------------

Expenses:
  General and administrative                                   230,241                         215,591
  Research and development                                     727,159                         604,248
                                                     -----------------                  --------------
                 Total operating expenses                      957,400                         819,839
                                                     -----------------                  --------------

Other Income (Expense):
  Interest Expense                                                (714)                        (19,865)
  Interest Income                                                9,607                          15,530
                                                     ------------------                 ---------------
                   Total other income (expense)                  8,893                          (4,335)
                                                     ------------------                 ---------------

                       Net Loss.                            $ (589,116)                     $ (773,195)
                                                     ==================                 ===============

Basic and Diluted Net Loss per Share                 $           (0.08)                 $        (0.11)
                                                      ==================                ===============

Weighted Average Common Shares                               7,190,926                       6,861,991
                                                      ==================                ===============

See accompanying notes to condensed financial statements

..........
Ixion Biotechnology, Inc.
Condensed Statements of Operations
Unaudited

..........
..........                                                     Six Months Ended
..........                                                              June 30,
    .....                                                  2002                            2001
                                                         --------                       ---------
Revenues:
   Income under research agreement                   $         17,000                $        3,913
   Income from research grants                                395,751                       187,772
                                                     ----------------                 -------------
..........
            Total revenues                                    412,751                       191,685
                                                     ----------------                 -------------

Expenses:
  General and administrative                                  440,245                       423,505
  Research and development                                  1,235,257                     1,151,481
                                                      ---------------                 -------------
..........
                 Total operating expenses                   1,675,502                     1,574,986
                                                      ---------------                 -------------

Other Income (Expense):
  Interest expense                                               (897)                      (39,832)
  Interest income                                              21,988                        42,517
                                                     -----------------               --------------
                Total other income (expense)                   21,091                         2,685
                                                     -----------------              ---------------

Net Loss.                                              $   (1,241,660)               $   (1,380,616)
                                                     =================               ===============

Basic and Diluted Net Loss per Share                   $        (0.17)               $        (0.20)
                                                     =================               ===============

Weighted Average Common Shares                              7,188,186                     6,861,890
                                                     =================               ===============



See accompanying notes to condensed financial statements

Ixion Biotechnology, Inc.                                      I
Condensed Statements of Cash Flows
Unaudited

..........
..........                                                                        Six Months
..........                                                                        Ended June 30,
                                                                                __2002__             __2001__
..........
Cash Flows from Operating Activities
    Net loss                                                                    $  (1,241,660)       $  (1,380,616)

 Adjustments to reconcile net loss to net cash used in
        operating activities:
..........Depreciation                                                                  50,017               44,550
                Amortization                                                            3,441                6,466

     .........Amortization of debt discount                                               -                 28,581

     .........Stock options & warrants issued for consulting services                   1,260                2,520

     .........Stock compensation expense                                              103,386               89,233
..........Decrease (increase) in prepaid expenses and
..........       other current assets                                                  (58,909)              13,140
..........Increase in accounts receivable
      ...       and other assets                                                       (7,178)             (36,311)
              Increase (decrease) in deferred revenue                                  59,862               (1,281)

..........Increase (decrease) in accounts payable and
..........       accrued expenses                                                       (3,100)              208,429

..........Increase in deferred rent                                                      1,576                 1,407
..........Increase in interest payable                                                     -                    (875)
                                                                                -----------------        -----------
..........         Net cash used in operating activities                             (1,091,305)          (1,024,757)
                                                                                -----------------        -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                (95,516)             (72,101)

     Payments for patents and patents pending                                          (48,747)             (10,764)
      Redemption of short-term investments                                             600,000                  -
                                                                                ----------------        ------------
..........         Net cash provided by (used in) investing activities                  455,737              (82,865)
                                                                                ----------------        ------------

Cash Flows from Financing Activities:
     Proceeds from note payable issuance                                                30,000                  -
     Repayment of note payable principal                                                (1,258)                 -
     Proceeds from issuance of common stock                                                -                 (4,680)
                                                                                ----------------        -------------
                           Net cash provided by (used in)
..........               financing activities                                            28,742               (4,680)
                                                                                ----------------        -------------

Net Decrease In Cash and Cash Equivalents                                             (606,826)          (1,112,302)

Cash and Cash Equivalents at Beginning of Period                                       961,310            2,160,278
                                                                                ----------------        -------------
Cash Equivalents Cash at End of Period                                            $    354,484           $1,047,976
                                                                                ================         =============

See accompanying notes to condensed financial statements

Notes to Condensed Financial Statements

Three and Six Month Period Ended June 30, 2002 and 2001

1.       Basis Of Presentation:

          The accompanying unaudited condensed financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements should be read in conjunction with the December 31, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company incurred a net loss of $1,241,660 for the six months ended June 30, 2002, and as of June 30, 2002, had a total accumulated deficit of $9,695,894. The Company had deficit cash from operations of $1,091,305 for the six months ended June 30, 2002.

          The $3,353,300 received from Qvestor in July 2001 is being used to fund continuing operations and the expansion of the Company. The Company expects to incur additional operating losses for the next several years and will require additional financing to continue its development and commercialization of products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking significant additional equity investment from institutional investors. If additional financing is not available, management believes that the cash on hand and cash flows from operations including additional NIH grants, during 2002, should be sufficient to meet its cash requirements in 2002. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Research and Development

          Costs incurred for research projects funded by grants for the quarter and six months ended June 30, 2002 were approximately $379,000 and $443,000, respectively.

          Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were effective for the Company beginning on January 1, 2002 and implementation had no effect on its results of operations or financial position. Intangible assets subject to amortization consist of patents and patents pending. As of June 30, 2002, accumulated amortization on patents was $32,983. For the quarter and six months ended June 30, 2002, amortization expense for patents was $2,094 and $3,441, respectively. The estimated annual amortization expense related to these intangible assets for the current and next five fiscal years is expected to approximate a minimium of $41,000.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The The Basis of Presentation - Continued:
          Recent Accounting Pronouncements - continued:

          statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 will be effective for the Company beginning January 1, 2003 and implementation will not have a material effect on the Company's results of operations or financial position.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 were effective for the Company beginning January 1, 2002 and implementation had no effect on its results of operations or financial position.

          On April 30, 2002 the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, Statement No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard is expected to have no impact to the Company.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ( Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 . The adoption of this standard is expected to have no impact to the Company.

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

3.       Income Taxes:

         The components of the Company's net deferred tax asset and the tax effects of the primary temporary differences giving rise to the Company's deferred tax asset are as follows as of June 30, 2002:

                Net operating loss carryforward                $3,900,000
                                                             -----------------

                Deferred tax asset                              3,900,000
                Valuation Allowance                            (3,900,000)
                                                             -----------------

                Net deferred tax asset                       $       -
                                                             =================

4.       Stockholders' Equity:

         Common Stock Warrants

         On February 10, 2002 warrants to purchase 3,000 shares of common stock at an exercise of price of $5.00 per share expired, unexercised.

         Common stock warrants outstanding at June 30, 2002 are as follows:


            Number                  Exercise Price          Expiration Date

             3000                        $5.00              October 23, 2002

         Stock Options:

          On February 15, 2002 the Company granted ten-year incentive stock options under the 1994 Stock Option Plan to purchase 5,000 shares of Common Stock at an exercise price of $4.00 per share to an officer of the company, in connection with a hiring package.The options vest at a rate of 20% per year.

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

         Stock Compensation Plan

         At June 30, 2002 a total of 237,783 shares had been granted under the stock compensation plan. Compensation expense recognized in connection with such awards under the stock compensation plan for the six months ended June 30, 2002 was $103,386. Total unearned compensation related to stock compensation plan awards was $306,466 at June 30, 2002 and will be recognized as expense over future periods of service.

5.       Commitments:

         Lease

         In April 2002, the Company signed a lease modification to increase its rental space to 12,221 square feet and includes an extension of its current term through October 31, 2005. Future minimum annual rental payments under this lease are approximately $173,000.

6.       Segment Data

         As a result of certain organizational  changes, the Company has divided
         its   business  into  two  core  units,   oxalate   control  and  stem
         cell/diabetes. These changes result in the identification of two reportable business segments under the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, commencing with the quarter ended March 31, 2002.

         Ixion's two core business units are

          o Oxalate Control: therapies for Primary Hyperoxaluria (an "orphan" disease), recurrent kidney stones, and other oxalate-related conditions, based on our proprietary use of unique oxalate-degrading bacteria; and

          o Stem Cell / Diabetes: somatic cellular therapies to treat diabetes, based on selecting, proliferating, and directing the differentiation of adult stem cells into insulin-producing islet preparations for transplantation.



         The following table sets forth selected income statement data for the quarter and six months ended June 30, 2002 and 2001 (restated to reflect the revised segments) and selected asset items as of June 30, 2002 for each segment:

Six Months

                    Oxalate Control            Stem Cell/Diabetes                    G&A                      Total


                  2002           2001          2002            2001             2002       2001            2002            2001
                ----------- ------------   ------------  --------------    ------------  ------------   ---------  ----------------


Grant Revenues  $ 368,778       $ 93,038    $ 43,973       $   98,647     $     -         $     -      $    412,752       $ 191,685

Expenses          766,994        515,427     468,263          636,054        419,154        420,820       1,654,411       1,572,301

                 ----------------- --------------- -------------- -------------- -------------- -------------- ---------------- ----
Net Loss         $(398,215)    $(422,389)  $(424,290)     $  (537,407)   $  (440,245)     $(420,820)   $ (1,241,660)   $ (1,380,616)
                 ================= =============== ============== ============== ============== ============== ================ ====

Three Months

Grant Revenues     315,418        31,555      43,973           19,424   $      -          $     -           359,391          50,979

Expenses           528,075       271,802     199,084          332,446        221,347        239,134       1,552,754         824,173


Net Loss          (212,657)     (240,247)   (155,111)        (313,022)      (221,347)      (219,925)      (1,193,363)      (773,194)
Segment Assets  $  489,595               $   345,270                      $1,742,015                    $  2,576,880
at June 30, 2002

Segment assets include specifically identifiable fixed assets, capitalized patent costs, and receivables. Segment asset information not available for 2001

                  Special Note Regarding Forward-Looking Statements

         This quarterly report on Form 10-QSB of Ixion Biotechnology, Inc. for the quarter and six months ended June 30, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, without limitation, statements under
Part I, Item 2, Management's Discussion and Analysis or Plan of operations, contain forward-looking statements. Where, in any forward-looking statement, Ixion expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

         Factors that could cause actual results or events to differ materially from those anticipated include, but are not limited to: general economic, financial and business conditions; labor difficulties; competition for customers in the biotechnology and pharmaceutical industries; the costs of research and development of chemical compounds and products; and changes in and compliance with governmental regulations.


Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Three  Months Ended June 30, 2002 and 2001


        Summary of Operations - Three Months Ended June 30,


        ---------------------------------------------------------------- -------------
                                                                             Percent

                                               2002               2001        Change
        ------------------------------- -------------- ----------------- -------------
        Revenues:                            $359,391           $50,979       604.97%
        Operating Expenses:                 ($957,400)        ($819,839)       16.78%
        Other Income (Expense):                $8,893           ($4,335)     -305.15%
                                        -------------- ----------------- -------------
        Net Loss:                           ($589,116)        ($773,195)      -23.81%
        ------------------------------- -------------- ----------------- -------------

         Total revenues increased $308,412 from $50,979 for the second quarter of 2001 to $359,391 for the second quarter of 2002 mainly as a result of the following:

               o    the commencement of funding under:

                    o a two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid" (awarded in 2001) for a total of approximately $500,000; Total revenues in the quarter ended June 30, 2002 were approximately $197,500.

                    o a two-year NIH Phase II Small Business Innovative Research ("SBIR") grant entitled "Digestion of Food Oxalate" (awarded in 2001) for a total of approximately $783,000; Total revenues in the quarter ended June 30, 2002 were approximately $118,000.

                    o a six-month NIH Phase I SBIR grant entitled "Differentiating Bone Marrow Stem Cells To Cure Diabetes" for approximately $99,000. Total revenues in the quarter ended June 30, 2002 were approximately $26,000.

                    o a six-month NIH Phase 1 SBIR grant entitled "Converting Liver Stem Cells into Insulin-producing Cells" for approximately $99,000. Total revenues in the quarter ended June 30, 2002 were approximately $700.

     We expect revenue to increase further during the rest of 2002 due to the continued funding under the above-listed grants as well as the approval of another NIH Phase II SBIR grant entitled "Oxalobacter Formigenes Diagnostic Kit Development" for a total of approximately $775,000.

         [GRAPHIC OMITTED][GRAPHIC OMITTED]
                 Comparison of G&A Expenses Q2 2002 vs. Q2 2001

                              2002                       2001
Personnel-related           101,781                    105,643
Capital Raising              27,118                     23,644
Professional                 28,310                     20,368
Office Supplies              21,005                     22,013
Other G&A                    52,027                     43,923

     General, and administrative expenses increased 7% from $215,591 in the second quarter of 2001 to $230,241 in the second quarter of 2002. These increased expenses reflect mainly an increase in costs of capital raising efforts, professional fees and other administrative expenses offset somewhat by a reduction in personnel-related costs of approximately $3,800.

     We expect our general and administrative expenses to continue to increase in 2002 as a result of increased activities resulting in a need for increased personnel.

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


                           [GRAPHIC OMITTED][GRAPHIC OMITTED]

                 Comparison of R&D Expenses Q2 2002 vs. Q2 2001

                                     2002                  2001
Personnel-related                  276,372               152,324
Consultants & Subs                 206,774               146,543
Supplies & Animal Costs            114,449               153,776
Rent & Utilities                    57,083                38,310
Scientific Advisors                 18,833                27,533
Other Misc. R&D                     53,648                85,762

           Research and development expenses increased approximately 20% from $604,248 in the second quarter of 2001 to $727,159 in the second quarter of 2002. These increased expenses reflect an increase in the scale of operations, including

o    increased  laboratory  personnel and related payroll expenses;
o    increased fees to consultants and subcontractors;
o    increased product and process development activities;
o    increased laboratory rental space and associated utilities;
o    increased amortization of allowed patents;
o increased depreciation due to the purchase of additional laboratory equipment;
o    increased overall R&D activities;

offset somewhat by a reduction of approximately $80,000 in laboratory supplies, animal maintenance costs and reduced fees to scientific advisors.

     Our research and development expenses are expected to continue to increase in 2002 due to an increase in the scale of operations and clinical trial activities.

         [GRAPHIC OMITTED][GRAPHIC OMITTED]

          Comparison of Interst Expense and Income Q2 2002 vs. Q2 2001

                           2002                 2001
Interest Expense           714                 19,865
Interest Income           9,607                15,530

          Interest expense decreased 96% from $19,865 in the second quarter of 2001 to $714 in the second quarter of 2002 due primarily to the maturity of $787,720 of our convertible unsecured notes in September 2001. Interest expense should increase in future quarters of fiscal 2002 under financing arrangements entered into during the first quarter of 2002 for the purchase of office and laboratory equipment.

     Interest income decreased 38% from $15,530 in the second quarter of 2001 to $9,607 in the second quarter of 2002, due to a decreased cash balance and an overall reduction in short-term interest rates. Interest income should continue to decrease in 2002 as we utilize our cash resources.

Six Months Ended June 30, 2002 and 2001


                Summary of Operations - Six Months Ended June 30,

                -------------------------------------------------------------- ---------------
                                                   2002            2001        Percent Change
                ----------------------------- --------------- ---------------- ---------------
                Revenues:                           $412,751         $191,685         115.33%
                Operating Expenses:              ($1,675,502)     ($1,574,986)          6.38%
                Other Income (Expense):              $21,091           $2,685         685.60%
                                              --------------- ---------------- ---------------
                Net Loss:                        ($1,241,660)     ($1,380,616)        -10.06%
                ----------------------------- --------------- ---------------- ---------------


         Total revenues increased approximately 115% from $191,685 in the first half of 2001 to $412,751 in the first half of 2002 mainly as a result of the following:

o        four active NIH research contracts:

                    o a two-year NIH Phase II Small Business Technology Transfer ("STTR") grant entitled "Enteric Elimination and Degradation of Oxalic Acid" (awarded in 2001) for a total of approximately $500,000;Total revenues in the six months ended June 30, 2002 were approximately $212,000.


                    o a two-year NIH Phase II Small Business Innovative Research ("SBIR") grant entitled "Digestion of Food Oxalate" (awarded in 2001) for a total of approximately $783,000; Total revenue in the six months ended June 30, 2002 were approximately $156,000.

                    o a six-month NIH Phase I SBIR grant entitled "Differentiating Bone Marrow Stem Cells To Cure Diabetes" for approximately $99,000; Total revenues in the six months ended June 30, 2002 were approximately $26,000.

                    o a six-month NIH Phase I SBIR grant entitled "Converting liver stem cells into insulin-producing cells" for approximately $99,000. Total revenues in the six months ended June 30, 2002 were approximately $700.

          We expect revenue to increase further in 2002 because of

                    o    the   continuation   of  funding   under  the  "Enteric
                         Elimination and Degradation of Oxalic Acid" through September 2003;

                    o    the   continuation  of  funding  under  the  NIH  grant
                         entitled "Digestion of Food Oxalate" through September 2003;

                    o the approval, of a grant under the NIH grant entitled "Oxalobacter Formigens Diagnostic Kit Development," with funding expected to begin in the fourth quarter of 2002.

                           [GRAPHIC OMITTED][GRAPHIC OMITTED]
                          Comparison of G & A Expenses
                        1st half 2002 vs. 1st half 2001


Personnel-related                  228,933                  268,804
Capital Raising                     54,443                   25,916
Professional                        45,946                   36,665
Depreciation                         6,210                    4,852
Office & Supplies                   35,797                   31,589
Other G & A                         68,916                   55,679

         General, and administrative expenses increased only slightly from $423,505 in the first half of 2001 to $440,245 in the first half of 2002. These increased expenses reflect an increase in the scale of operations, offset somewhat by a reduction in administrative personnel-related expenses of approximately $40,000.

     We expect our general and administrative expenses to continue to increase in 2002 as a result of an increase in the scale of operations.

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

                  [GRAPHIC OMITTED][GRAPHIC OMITTED]
                          Comparison of R & D Expenses
                        1st half 2002 vs. 1st half 2001

                                  2002                     2001
Personnel-related               499,032                  310,297
Consultants & Subs              246,911                  283,064
Depr. & Amort.                   51,392                   46,162
Supplies & Animal Costs         181,826                  294,860
Rent & Utilities                109,382                   69,200
Scientific Advisors              52,367                   40,366
Quality & Regulations            38,621                        0
Other Miscellaneous              55,726                  107,532

           Research and development expenses increased approximately 7% from $1,151,481 in the first half of 2001 to $1,235,257 in the first half of 2002. These increased expenses reflect an increase in the overall scale of operations, including

          o    increased laboratory personnel and related payroll expenses;
          o    increased fees to regulatory consultants;
          o    incresed product and process development activities;
          o    increased laboratory rental space and associated utilities;
          o    increased   depreciation   due  to  the  purchase  of  additional
               laboratory equipment ;
          o    increased amortization of allowed patents;
          o    increased fees to scientific advisors;
          o    increased overall research and development costs;

offset somewhat by a reduction of approximately $200,000 in Consultant's and Subcontractor's fees, supplies, animal maintenance costs and other related research and development costs.

Our research and development expenses will continue to increase in 2002 due to an increase in the scale of operations as a result of the receipt of the research grants referred to above, and clinical trial activities.

         Interest expense decreased almost 58% from $39,832 in the first half of 2001 to $897 in the first half of 2002, due primarily to the maturity of $787,720 of our convertible unsecured notes in September 2001. Interest expense should increase in future quarters of fiscal 2002 under financing arrangements made during the first quarter of 2002 for the purchase of office and laboratory equipment.

         Interest income decreased approximately 48% from $42,517 in the first half of 2001 to $21,988 in the first half of 2002, due to a decrease in overall interest rates and a decreased cash balance in excess of operating needs.
Interest income should continue to decrease in 2002 as we utilize our cash resources.

                           [GRAPHIC OMITTED][GRAPHIC OMITTED]
                   Comparison of Interest Expense and Income
                         1st half 2002 vs 1st half 2001

                                 2002                    2001
Interest Expense                  897                   39,832
Interest Income                 21,988                  42,517

Liquidity and Capital Resources

                  For the first half of 2002, we had deficit cash flows from operations of $1,091,305 compared to deficit cash flows of $1,024,757 in the first half of 2001. The increased use of cash relates to the increased scale of operations.

         We expect annual lease expense to increase to a minimum of $173,000 for 2002 as a result of additions to our rented facilities and an increase in rental rates.

         During the first half of 2002, we entered into financing arrangements for the purchase of office equipment with aggregate principal amounts of $30,000. These obligations will be repaid in sixty equal monthly payments of principal plus a 7% interest rate.

         At June 30, 2002, we had $354,484 in cash and cash equivalents and $1,131,254 in short-term investments, for a total of $1,485,738 compared to $1,047,976 in cash and short-term investments at June 30, 2001. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments

A summary of grant funds received from the National Institutes of Health during the first half of 2002 follows

          o In September, 2001 NIH awarded us a two-year Phase II STTR grant, for $500,000 entitled "Enteric Elimination and Degradation of Oxalic Acid". Approximately $212,000 in revenues were earned under this grant in the first half of 2002;

          o Also, in September, 2001 NIH awarded us a two-year Phase II SBIR grant entitled "Digestion of Food Oxalate" for a total of approximately $783,000. Approximately $156,000 in revenues were earned under this grant in the first half of 2002;

          o In March 2002, the NIH awarded us a six-month Phase I SBIR grant for $99,510 entitled "Differentiating Bone Marrow Stem Cells to Cure Diabetes." Approximately $26,000 in revenues were earned under this grant in the first half of 2002;

          o In May 2002, the NIH awarded us a six-month Phase I SBIR grant for $99,510 entitled "Converting liver stem cells into insulin-producing cells". Approximately $700 in revenues were earned under this grant in the first half of 2002;

          o    We have other grant applications pending.

     The Company incurred a net loss of $1,241,660 for the half ended June 30, 2002, and as of June 30, 2002, had a total accumulated deficit of $9,695,894. The Company had deficit cash from operations of $1,091,305 and $1,024,757 for the first half of 2002 and 2001, respectively.

     The approximately $3,353,000 received from Qvestor in July 2001 is being used to fund continuing operations and the expansion of the Company. The
Company expects to incur additional operating losses for the next several years and will require additional financing to continue its development and commercialization of products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management is currently seeking significant additional equity investment from institutional and strategic investors. If additional financing is not available, management believes that the cash on hand and cash flows from operations including additional NIH grants, during 2002, should be sufficient to meet its cash requirements in 2002. If the funds available to the Company are not sufficient, management believes that it can take certain actions such as undertaking certain expense reduction actions to mitigate the impact. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 were effective for the Company beginning on January 1, 2002 and implementation had no effect on its results of operations or financial position. Intangible assets subject to amortization consist of patents and patents pending. As of June 30, 2002, accumulate amortization on patents was $32,983. For the quarter and six months ended June 30, 2002, amortization expense for patents was $2,094 and $3,441, respectively. The estimated annual amortization expense related to these intangible assets for the current and next five fiscal years is expected to approximate a minimium of $41,000.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and teh associated asset retirement costs. The provisions of SFAS No. 143 will be effective for the Company beginning January 1, 2003 and implementation will not have a material effect on the Company's results of operations or financial position.

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

     On April 30, 2002 the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, Statement No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard is not expected to have an impact to the Company.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity ( Including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002 . The adoption of this standard is not expected to have an impact on the Company.

Contractual Obligations and Commercial Commitments

         As of June 30, 2002, the Company's contractual obligations and commercial commitments are limited to:

               o An operating lease agreement with minimum annual future rent of approximately $173,000 that runs through October 31, 2005; and

               o A debt obligation on purchased equipment of $30,000 with payments that extend through March 5, 2007.

Part II. Other Information.

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

     (18)         Letter re: Change in Accounting Principles                            None

     (19)         Report Furnished to Security Holders                                  None

     (23)         Consents of Experts and Counsel                                       None

     (24)         Power of Attorney                                                     None

     (99-1)       KCA Engagement Letter                                                  20*

     (99.2)       Certification of CEO                                                   21*

     (99.3)       Certification of CFO                                                   22*

   *Filed herewith

                                                     Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Ixion Biotechnology, Inc.


Dated: August 13, 2002               By: /s/ Weaver H. Gaines
                                        --------------------
                                          Weaver H. Gaines
                                          Chairman and Chief Executive Officer
                                          Chief Financial Officer

Dated: August 13, 2002              By: /s/ Kimberly A. Ramsey
                                        ----------------------
                                         Kimberly A. Ramsey

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

    (19)          Report Furnished to Security Holders                                  None

    (22)          Published Report re: Matters Submitted to Vote of
                  Security Holders

    (23)           Consents of Experts and Counsel                                       None

    (24)           Power of Attorney                                                     None

    (99-1)         KCA Engagement Letter                                                   20*

    (99-2)         Certification of CEO                                                    21*

    (99-3)         Certification of CFO                                                    22*


   *Filed herewith